Form 10-Q
period 2023-08-31
ALIXO-YOLLOO CORP.
filed 2023-10-19
CIK 1977837

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended August 31, 2023

or

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission file number 333-272825

ALIXO-YOLLOO CORP.

(Exact name of registrant as specified in its charter)

Nevada	37-1922983	7371
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)	(Primary Standard Industrial Classification Code Number)

Business Center Sunkar, Building 47B, Aktau

130002 Kazakhstan

Tel. +1-252-34-66-180

Email: generaloffice@alixo-yolloo.com

(Address and telephone number of principal executive offices)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock	N/A	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]       No [ ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes [X]       No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated Filer	[X]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)		Emerging growth company	[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ]       No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  5,000,000 common shares issued and outstanding as of October 19, 2023.

ALIXO-YOLLOO CORPORATION

FORM 10-Q

Quarterly Period Ended August 31, 2023

SPECIAL NOTE REGARDING FORWARD—LOOKING STATEMENTS

Statements made in this Form 10-Q that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the “Act”) and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as “may”, “will”, “expect”, “believe”, “anticipate”, “estimate”, “approximate” or “continue”, or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

Financial information contained in this quarterly report and in our unaudited interim financial statements is stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements

The accompanying interim financial statements of Alixo-Yolloo Corporation (“the Company”, “we”, “us” or our”), have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted principles have been condensed or omitted pursuant to such rules and regulations.

The interim financial statements are condensed and should be read in conjunction with the Company’s latest annual financial statements.

In the opinion of management, the financial statements contain all material adjustments, consisting only of normal adjustments considered necessary to present fairly the financial condition, results of operations, and cash flows of the Company for the interim periods presented.

ALIXO-YOLLO CORPORATION

BALANCE SHEETS

	August 31, 2023 (Unaudited)	February 28, 2023
ASSETS
Current Assets
Cash	$332	$7,511
Prepaid Expenses	-	7,000
Total Current Assets	332	14,511
Intangible Assets, Net	40,349	34,626
TOTAL ASSETS	$40,681	$49,137

LIABILITIES & STOCKHOLDER’ EQUITY (DEFICIT)
Liabilities
Current Liabilities
Accounts Payable	$25,808	$31,828
Deferred Revenue	2,985	-
Related Party Loan	16,530	16,380
Total Current Liabilities	45,323	48,208
Total Liabilities	45,323	48,208
Stockholder’ Equity (Deficit)
Common Stock, $0.001 par value, 75,000,000 shares authorized, 5,000,000 and 5,000,000 shares issued and outstanding as of August 31, 2023 and February 28, 2023, respectively	5,000	5,000
Accumulated Deficit	(9,642)	(4,071)
Total Stockholder’ Equity (Deficit)	(4,642)	929
TOTAL LIABILITIES & STOCKHOLDER’ EQUITY (DEFICIT)	$40,681	$49,137

The accompanying notes are an integral part of these unaudited financial statements.

ALIXO-YOLLO CORPORATION

STATEMENT OF OPERATIONS

(Unaudited)

	Three months ended August 31, 2023	Three months ended August 31, 2022	Six months ended August 31, 2023	Six months ended August 31, 2022
INCOME
Sales	$7,000	$-	$14,933	$-
Total income	7,000	-	14,933	-
Cost of goods sold	-	-	-	-
Gross (Loss) profit	7,000	-	14,933	-

EXPENSES
General and administrative expenses	$10,822	$219	$20,504	$309
Total expenses	10,822	219	20,504	309

INCOME (LOSS) BEFORE TAX PROVISION	$(3,822)	$(219)	$(5,571)	$(309)

INCOME TAX EXPENSE	-	-	-	-

NET LOSS	$(3,822)	$(219)	$(5,571)	$(309)

WEIGHTED AVERAGE SHARES OUTSTANDING, BASIC AND DILUTED	5,000,000	5,000,000	5,000,000	5,000,000

BASIC AND DILUTED NET LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

The accompanying notes are an integral part of these unaudited financial statements.

ALIXO-YOLLO CORPORATION

STATEMENT OF STOCKHOLDER’ EQUITY (DEFICIT)

Three and six months ended August 31, 2023 and 2022

(Unaudited)

	Common Stock		Additional Paid-in- Capital	Accumulated Deficit	Total
	Shares	Amount

Balance as of February 28, 2022	5,000,000	$5,000	$-	$(2,729)	$2,271

Net loss for the period	-	-	-	(90)	(90)

Balance as of May 31, 2022	5,000,000	5,000	-	(2,819)	2,181

Net loss for the period	-	-	-	(219)	(219)

Balance as of August 31, 2022	5,000,000	$5,000	$-	$(3,038)	$1,962

Balance as of February 28, 2023	5,000,000	$5,000	$-	$(4,071)	$929

Net loss for the period	-	-	-	(1,749)	(1,749)

Balance as of May 31, 2023	5,000,000	5,000	-	(5,820)	(820)

Net loss for the period	-	-	-	(3,822)	(3,822)

Balance as of August 31, 2023	5,000,000	$5,000	$-	$(9,642)	$(4,642)

The accompanying notes are an integral part of these unaudited financial statements.

ALIXO-YOLLO CORPORATION

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended August 31, 2023	Six months ended August 31, 2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(5,571)	$(309)
Adjustments to reconcile net loss to net cash used in operating activities:
Accumulated Depreciation	1,277	-
Changes in operating assets and liabilities:
Increase (decrease) in deferred revenue	2,985	-
Decrease (increase) in prepaid expenses	7,000	-
Increase (decrease) in accounts payable	(6,020)	-
Net cash flows used in operating activities	$(329)	$(309)

CASH FLOWS FROM INVESTING ACTIVITIES
Intangible Assets	(7,000)	-
Net cash flows used in investing activities	$(7,000)	$-

CASH FLOWS FROM FINANCING ACTIVITIES
Related-party loan	150	-
Net cash flows provided by financing activities	$150	$-

NET INCREASE (DECREASE) IN CASH	$(7,179)	$(309)

CASH, BEGINNING OF PERIOD	$7,511	$2,271

CASH, END OF PERIOD	$332	$1,962

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for income tax	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

ALIXO-YOLLO CORPORATION

NOTES TO THE FINANCIAL STATEMENTS

AUGUST 31, 2023

(Unaudited)

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Alixo-Yollo Corporation (“the Company”) was incorporated under the laws of the State of Nevada, U.S. on January 17, 2019 (Inception). Alixo-Yolloo Corporation has developed a personal assistant program called 'Alixo' and made the provision of music-recognition services the main focus of its activity.

NOTE 2 - GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.

The Company has generated limited revenues since inception and incurred a loss of $5,571 and $309 for the six months ended August 31, 2023 and 2022, respectively. The Company has incurred losses since inception resulting in an accumulated deficit of $9,642 as of August 31, 2023 and further losses are anticipated in the development of its business.  Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and/or private placement of common stock.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars. The Company has adopted a February 28 fiscal year end.

The results for the six months ended August 31, 2023, are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended February 28, 2023, filed with the Securities and Exchange Commission.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date the financial statements and the reported amount of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

Fair Value of Financial Instruments

ASC 820 "Fair Value Measurements and Disclosures" establishes a three-tier fair value hierarchy, which prioritizes the inputs in measuring fair value.  The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market.

These tiers include:

Level 1: defined as observable inputs such as quoted prices in active markets;

Level 2: defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and

Level 3:  defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The carrying value of cash and the Company's loan from shareholder approximates fair value due to their short-term maturity.

Software

The Company follows the provisions of ASC 985, “Software”, which requires that all costs incurred be expensed until technological feasibility have been established.

Impairment of Long-Lived Assets

The Company continually monitors events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. When such events or changes in circumstances are present, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the future cash flows is less than the carrying amount of those assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs to sell.

Property and Equipment

Property and equipment are stated at cost and depreciated on the straight-line method over the estimated life of the asset, which is 3 years.

Income Taxes

The Company follows the liability method of accounting for income taxes.  Under this method, deferred income tax assets and liabilities are recognized for the estimated tax consequences attributable to differences between the financial statement carrying values and their respective income tax basis (temporary differences).  The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Basic Income (Loss) Per Share

The Company computes earnings (loss) per share in accordance with ASC 260-10-45 'Earnings per Share, which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic earnings (loss) per share is computed by dividing net earnings (loss) available to common stockholders by the weighted average number of outstanding common shares during the period. Diluted earnings (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive earnings (loss) per share excludes al potential common shares if their effect is anti-dilutive. The Company has no potential dilutive instruments, and therefore, basic and diluted earnings (loss) per share are equal.

Dividends

The Company has not adopted any policy regarding payment of dividends. No dividends have been paid during the period presented.

Recent Accounting Pronouncements

The Company has reviewed all the recent accounting pronouncements issued to date of the issuance of these financial statements, and does not believe any of these pronouncements will have a material impact on the Company other than those relating to Development Stage Entities discussed above.

NOTE 4 – COMMON STOCK

The Company has 75,000,000 common shares authorized with a par value of $ 0.001 per share. In July 2021 the Company issued 5,000,000 shares of its common stock at $0.001 per share for total proceeds of $5,000 to a related party (see NOTE 5).

As of August 31, 2023, the Company had 5,000,000 shares issued and outstanding.

NOTE 5 – RELATED PARTY TRANSACTIONS

In support of the Company’s efforts and cash requirements, it may rely on advances from related parties until such time that the Company can support its operations or attains adequate financing through sales of its equity or traditional debt financing. Amounts represent advances or amounts paid in satisfaction of liabilities. The advances were considered temporary in nature and were not formalized by a promissory note.

As of August 31, 2023, the Company’s CEO and sole director had advanced the Company $16,530 to cover the Company's operating expenses, of which $150 and $0 was advanced during the six months ended August 31, 2023 and 2022, respectively. The loan is non-interest bearing, due upon demand and unsecured.

In July 2021, the Company sold 5,000,000 shares of common stock at a price of $0.001 per share to its CEO and sole director.

NOTE 6 – INTANGIBLE ASSETS

The Company follows the provisions of ASC 985, Software, which requires that all costs relating to the purchase or internal development and production of software products to be sold, leased or otherwise marketed, be expensed in the period incurred unless the requirements for technological feasibility have been established. The Company amortizes these costs using the straight-line method over the remaining estimated economic life of the product.

During the year ended February 28, 2023, the Company acquired application code for $17,820 and database for $17,000. During the six months ended August 31, 2023, the Company capitalized website developments costs for $7,000. Depreciation expense of software costs was $1,471 and $194 as of August 31, 2023 and February 28, 2023, respectively.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Contractual Commitments

The Company has entered into no contractual commitments as of August 31, 2023.

Litigation

The Company was not subject to any legal proceedings during the period from January 17, 2019 (Inception) to August 31, 2023 and no legal proceedings are currently pending or threatened to the best of our knowledge.

NOTE 8 – INCOME TAX PROVISION

Deferred Tax Assets

As of August 31, 2023, the Company had net operating loss (“NOL”) carry–forwards for Federal income tax purposes of $9,642 that may be offset against future taxable income through 2040.  No tax benefit has been recorded with respect to these net operating loss carry-forwards in the accompanying consolidated financial statements as the management of the Company believes that the realization of the Company’s net deferred tax assets of approximately $2,025 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by the full valuation allowance.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards which was used to offset tax payable from prior year’s operations. The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realization. The current valuation of tax allowance is not applicable as of August 31, 2023.

Components of deferred tax assets are as follows:

	Six Months Ended August 31, 2023	Year Ended February 28, 2023
Net Deferred Tax Asset Non-Current:
Net Operating Loss Carry-Forward	$9,642	$4,071
Effective tax rat	21%	21%
Expected Income Tax Benefit from NOL Carry-Forward	2,025	855
Less: Valuation Allowance	(2,025)	(855)
Deferred Tax Asset, Net of Valuation Allowance	$-	$-

The actual tax benefit at the expected rate of 21% differs from the expected tax benefit for the six months ended August 31, 2023 and the year ended February 28, 2023 as follows:

	Six Months Ended August 31, 2023	Year Ended February 28, 2023

Computed “expected” tax expense (benefit)	$(1,170)	$(64)
Change in valuation allowance	$1,170	$64
Actual tax expense (benefit)	$-	$-

NOTE 9 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from August 31, 2023 to the date the financial statements were issued and has determined that there are no items to disclose.

Item 2.	Management’ Discussion and Analysis of Financial Condition and Results of Operations

DESCRIPTION OF BUSINESS

General

Established in Nevada in 2019, Alixo-Yolloo Corporation has engineered the 'Alixo' mobile app, leveraging sophisticated algorithms for music track identification. Accessible on Google Play, the application facilitates music discovery and playback. Furthermore, the company provides an API rental service for precise audio stream identification, capitalizing on a neural network database. The company plans to incorporate AI technology to enhance music recognition and offer personalized music recommendations.

Corporate Organization

Alixo-Yollo Corporation was incorporated under the laws of the State of Nevada, U.S. on January 17, 2019. Our Operational Office and Directors Location is maintained at: Business Center Sunkar, Building 47B, Aktau, 130002 Kazakhstan and we can be reached via phone at +1-252-34-66-180.

Regulation

As a company, we understand the importance of complying with all applicable regulations, rules, and directives of governmental authorities and agencies. While we do not anticipate any immediate government approvals or regulations impacting our business, we remain committed to maintaining compliance with all applicable laws and regulations in any jurisdiction where we conduct activities.

Regarding intellectual property, we currently have not obtained any copyrights, patents, or trademarks, and we do not anticipate filing any applications related to any assets over the next 12 months. However, we recognize the importance of protecting our intellectual property and may consider taking appropriate measures to do so in the future.

Employees

We are a development stage company and currently have no employees, other than our board of directors, Rassul Sadakbayev, Director and Roman Zhezhel who takes the position of the President, Treasurer, Secretary and Director.

Legal Proceedings

As of now, we are not involved in any legal proceedings, and we have not received any information about any upcoming legal actions against us.

RESULTS OF OPERATIONS

Three months ended August 31, 2023, compared to August 31, 2022

Revenues

For the three months ended August 31, 2023 and 2022, the Company generated total revenue of $7,000 having sold the Application Programming Interface (API) packages provided on its website and $0, respectively.

Operating expenses

Total expenses for the three months ended August 31, 2023 were $10,822 ($219 for the three months ended August 31, 2022) consisting of general and administrative expenses. Expenses increased in the three months ended August 31, 2023 primarily due to the professional fees.

Net Losses

The company recorded a net loss of $3,822 for the three months ended August 31, 2023, and $219 for the three months ended August 31, 2022.

Six months ended August 31, 2023, compared to August 31, 2022

Revenues

For the six months ended August 31, 2023 and 2022, the Company generated total revenue of $14,933 having sold the Application Programming Interface (API) packages provided on its website and $0, respectively.

Operating expenses

Total expenses for the six months ended August 31, 2023 were $20,504 ($309 for the six months ended August 31, 2022) consisting of general and administrative expenses. Expenses increased in the six months ended August 31, 2023 primarily due to the professional fees.

Net Losses

The company recorded a net loss of $5,571 for the six months ended August 31, 2023, and $309 for the six months ended August 31, 2022.

Liquidity and Capital Resources

As of August 31, 2023 we have cash reserves of approximately $332 and our liabilities are $45,323, comprising $25,808 accounts payable, $2,985 deferred revenue and $16,530 owed to Rassul Sadakbayev, our director. The available capital reserves of the Company are not sufficient for the Company to remain operational. As of February 28, 2023 we have cash reserves of approximately $7,511 and our liabilities are $48,208, comprising $31,828 accounts payable and $16,380 owed to Rassul Sadakbayev, our director. The available capital reserves of the Company are not sufficient for the Company to remain operational.

Shareholders’ equity (deficit) has decreased from $929 as of February 28, 2023 to $(4,642) as of August 31, 2023.

The Company has accumulated a deficit of $9,642 as of August 31, 2023, compared to $4,071 as of February 28, 2023, and further losses are anticipated in the development of its business. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

Net cash used in operating activities for the six months ended August 31, 2023, was $329 ($309 – for the six months ended August 31, 2022).

Cash flows from investing activities for the six months ended August 31, 2023, was $7,000 ($0 - for the six months ended August 31, 2022).

Cash flows from financing activities for the six months ended August 31, 2023, was $150 ($0 - for the six months ended August 31, 2022).

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Limited Operating History and Need for Additional Capital

There is no historical financial information about us upon which to base an evaluation of our performance. We are in start-up stage operations and have not generated sufficient revenues. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns due to price and cost increases in services and products.

We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholder.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation as of August 31, 2023, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, who are one and the same, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a–15(f) and 15d–15(e)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

During the period ending August 31, 2023, there were no pending or threatened legal actions against us.

Item 1A.	Risk Factors

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not Applicable.

Item 3.	Defaults Upon Senior Securities

Not Applicable.

Item 4.	Mine Safety Disclosures

Not Applicable.

Item 5.	Other Information

There is no other information required to be disclosed under this item that has not previously been reported.

Item 6.	Exhibits

Exhibit No.	Description
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Securities Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALIXO-YOLLOO CORPORATION

Date: October 19, 2023	By:	/s/ Roman Zhezhel
Name: Roman Zhezhel Title: Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title	Date

/s/ Roman Zhezhel Roman Zhezhel	President, Treasurer, Secretary and Director (Principal Executive, Financial and Accounting Officer)	October 19, 2023

/s/ Rassul Sadukbayev Rassul Sadukbayev	Director	October 19, 2023