Form 10-Q
period 2023-11-30
ALIXO-YOLLOO CORP.
filed 2024-01-10
CIK 1977837

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended November 30, 2023

or

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

Yes [ ]       No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  5,580,000 common shares issued and outstanding as of January 8, 2024.

ALIXO-YOLLOO CORPORATION

FORM 10-Q

Quarterly Period Ended November 30, 2023

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

ALIXO-YOLLO CORPORATION

BALANCE SHEETS

	November 30, 2023 (Unaudited)	February 28, 2023
ASSETS
Current Assets
Cash	$1,337	$7,511
Prepaid Expenses	-	7,000
Total Current Assets	1,337	14,511
Intangible Assets, Net	39,652	34,626
TOTAL ASSETS	$40,989	$49,137
LIABILITIES & STOCKHOLDER’ EQUITY (DEFICIT)
Liabilities
Current Liabilities
Accounts Payable	$5,988	$31,828
Deferred Revenue	3,293	-
Related Party Loan	36,350	16,380
Total Current Liabilities	45,631	48,208
Total Liabilities	45,631	48,208
Stockholder’ Equity (Deficit)
Common Stock, $0.001 par value, 75,000,000 shares authorized, 5,025,000 and 5,000,000 shares issued and outstanding as of November 30, 2023 and February 28, 2023, respectively	5,025	5,000
Additional Paid-In Capital	475	-
Accumulated Deficit	(10,142)	(4,071)
Total Stockholder’ Equity (Deficit)	(4,642)	929
TOTAL LIABILITIES & STOCKHOLDER’ EQUITY (DEFICIT)	$40,989	$49,137

The accompanying notes are an integral part of these unaudited financial statements.

ALIXO-YOLLO CORPORATION

STATEMENT OF OPERATIONS

(Unaudited)

	Three months ended November 30, 2023	Three months ended November 30, 2022	Nine months ended November 30, 2023	Nine months ended November 30, 2022
INCOME
Sales	$3,293	$-	$18,226	$-
Total income	3,293	-	18,226	-
Cost of goods sold	-	-	-	-
Gross (Loss) profit	3,293	-	18,226	-

EXPENSES
General and administrative expenses	$3,793	$90	$24,297	$399
Total expenses	3,793	90	24,297	399

Other income	$-	$129	$-	$129

INCOME (LOSS) BEFORE TAX PROVISION	$(500)	$39	$(6,071)	$(270)

INCOME TAX EXPENSE	-	-	-	-

NET LOSS	$(500)	$39	$(6,071)	$(270)

WEIGHTED AVERAGE SHARES OUTSTANDING, BASIC AND DILUTED	5,003,533	5,000,000	5,001,182	5,000,000

BASIC AND DILUTED NET LOSS PER SHARE	$(0.00)	$0.00	$(0.00)	$(0.00)

The accompanying notes are an integral part of these unaudited financial statements.

ALIXO-YOLLO CORPORATION

STATEMENT OF STOCKHOLDER’ EQUITY (DEFICIT)

Three and nine months ended November 30, 2023 and 2022

(Unaudited)

	Common Stock		Additional Paid-in- Capital	Accumulated Deficit	Total
	Shares	Amount

Balance as of February 28, 2022	5,000,000	$5,000	$-	$(2,729)	$2,271

Net loss for the period	-	-	-	(90)	(90)

Balance as of May 31, 2022	5,000,000	5,000	-	(2,819)	2,181

Net loss for the period	-	-	-	(219)	(219)

Balance as of August 31, 2022	5,000,000	5,000	-	(3,038)	1,962

Net income for the period	-	-	-	39	39

Balance as of November 30, 2022	5,000,000	$5,000	$-	$(2,999)	$2,001

Balance as of February 28, 2023	5,000,000	$5,000	$-	$(4,071)	$929

Net loss for the period	-	-	-	(1,749)	(1,749)

Balance as of May 31, 2023	5,000,000	5,000	-	(5,820)	(820)

Net loss for the period	-	-	-	(3,822)	(3,822)

Balance as of August 31, 2023	5,000,000	$5,000	$-	$(9,642)	$(4,642)

Common shares issued for cash	25,000	25	475	-	500

Net income for the period	-	-	-	(500)	(500)

Balance as of November 30, 2023	5,025,000	$5,025	$475	$(10,142)	$(4,642)

The accompanying notes are an integral part of these unaudited financial statements.

ALIXO-YOLLO CORPORATION

STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended November 30, 2023	Nine months ended November 30, 2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(6,071)	$(270)
Adjustments to reconcile net loss to net cash used in operating activities:
Accumulated Depreciation	1,974	-
Changes in operating assets and liabilities:
Increase (decrease) in deferred revenue	3,293	-
Decrease (increase) in prepaid expenses	7,000	-
Increase (decrease) in accounts payable	(25,840)	-
Net cash flows used in operating activities	$(19,644)	$(270)

CASH FLOWS FROM INVESTING ACTIVITIES
Intangible Assets	(7,000)	-
Net cash flows used in investing activities	$(7,000)	$-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the sale of common stock	500	-
Related-party loan	19,970	-
Net cash flows provided by financing activities	$20,470	$-

NET INCREASE (DECREASE) IN CASH	$(6,174)	$(270)

CASH, BEGINNING OF PERIOD	$7,511	$2,271

CASH, END OF PERIOD	$1,337	$2,001

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for income tax	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

ALIXO-YOLLO CORPORATION

NOTES TO THE FINANCIAL STATEMENTS

NOVEMBER 30, 2023

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

The Company has generated limited revenues since inception and incurred a loss of $6,071 and $270 for the nine months ended November 30, 2023 and 2022, respectively. The Company has incurred losses since inception resulting in an accumulated deficit of $10,142 as of November 30, 2023 and further losses are anticipated in the development of its business.  Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

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

The results for the nine months ended November 30, 2023, are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended February 28, 2023, filed with the Securities and Exchange Commission.

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

During November 2023 the Company issued 25,000 shares of common stock for cash proceeds of $500 at $0.02 per share.

As of November 30, 2023, the Company had 5,025,000 shares issued and outstanding.

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

As of November 30, 2023, the Company’s CEO and sole director had advanced the Company $36,350 to cover the Company's operating expenses, of which $19,970 and $0 was advanced during the nine months ended November 30, 2023 and 2022, respectively. The loan is non-interest bearing, due upon demand and unsecured.

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

During the year ended February 28, 2023, the Company acquired application code for $17,820 and database for $17,000. During the nine months ended November 30, 2023, the Company capitalized website developments costs for $7,000. Depreciation expense of software costs was $2,168 and $194 as of November 30, 2023 and February 28, 2023, respectively.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Contractual Commitments

The Company has entered into no contractual commitments as of November 30, 2023.

Litigation

The Company was not subject to any legal proceedings during the period from January 17, 2019 (Inception) to November 30, 2023 and no legal proceedings are currently pending or threatened to the best of our knowledge.

NOTE 8 – INCOME TAX PROVISION

Deferred Tax Assets

As of November 30, 2023, the Company had net operating loss (“NOL”) carry–forwards for Federal income tax purposes of $10,142 that may be offset against future taxable income through 2040.  No tax benefit has been recorded with respect to these net operating loss carry-forwards in the accompanying consolidated financial statements as the management of the Company believes that the realization of the Company’s net deferred tax assets of approximately $2,130 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by the full valuation allowance.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards which was used to offset tax payable from prior year’s operations. The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realization. The current valuation of tax allowance is not applicable as of November 30, 2023.

Components of deferred tax assets are as follows:

	Nine Months Ended November 30, 2023	Year Ended February 28, 2023

Net Deferred Tax Asset Non-Current:
Net Operating Loss Carry-Forward	$10,142	$4,071
Effective tax rate	21%	21%
Expected Income Tax Benefit from NOL Carry-Forward	2,130	855
Less: Valuation Allowance	(2,130)	(855)
Deferred Tax Asset, Net of Valuation Allowance	$-	$-

The actual tax benefit at the expected rate of 21% differs from the expected tax benefit for the nine months ended November 30, 2023 and the year ended February 28, 2023 as follows:

	Nine Months Ended November 30, 2023	Year Ended February 28, 2023

Computed “expected” tax expense (benefit)	$(1,275)	$(64)
Change in valuation allowance	$1,275	$64
Actual tax expense (benefit)	$-	$-

NOTE 9 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from November 30, 2023 to the date the financial statements were issued and has determined that there are no items to disclose other than those described below.

During December 2023 the Company issued 555,000 shares of common stock for cash proceeds of $11,100 at $0.02 per share.

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

RESULTS OF OPERATIONS

Three months ended November 30, 2023, compared to November 30, 2022

Revenues

For the three months ended November 30, 2023 and 2022, the Company generated total revenue of $3,293 having sold the Application Programming Interface (API) packages provided on its website and $0, respectively.

Operating expenses

Total expenses for the three months ended November 30, 2023 were $3,793 ($90 for the three months ended November 30, 2022) consisting of general and administrative expenses. Expenses increased in the three months ended November 30, 2023 primarily due to the professional fees.

Net Losses

The company recorded a net income (loss) of $(500) for the three months ended November 30, 2023, and $39 for the three months ended November 30, 2022.

Nine months ended November 30, 2023, compared to November 30, 2022

Revenues

For the nine months ended November 30, 2023 and 2022, the Company generated total revenue of $18,226 having sold the Application Programming Interface (API) packages provided on its website and $0, respectively.

Operating expenses

Total expenses for the nine months ended November 30, 2023 were $24,297 ($399 for the nine months ended November 30, 2022) consisting of general and administrative expenses. Expenses increased in the nine months ended November 30, 2023 primarily due to the professional fees.

Net Losses

The company recorded a net loss of $6,071 for the nine months ended November 30, 2023, and $270 for the nine months ended November 30, 2022.

Liquidity and Capital Resources

As of November 30, 2023 we have cash reserves of approximately $1,337 and our liabilities are $45,631, comprising $5,988 accounts payable, $3,293 deferred revenue and $36,350 owed to Rassul Sadakbayev, our director. The available capital reserves of the Company are not sufficient for the Company to remain operational. As of February 28, 2023 we have cash reserves of approximately $7,511 and our liabilities are $48,208, comprising $31,828 accounts payable and $16,380 owed to Rassul Sadakbayev, our director. The available capital reserves of the Company are not sufficient for the Company to remain operational.

Shareholders’ equity (deficit) has decreased from $929 as of February 28, 2023 to $(4,642) as of November 30, 2023.

The Company has accumulated a deficit of $10,142 as of November 30, 2023, compared to $4,071 as of February 28, 2023, and further losses are anticipated in the development of its business. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

Net cash used in operating activities for the nine months ended November 30, 2023, was $19,644 ($270 – for the nine months ended November 30, 2022).

Cash flows from investing activities for the nine months ended November 30, 2023, was $7,000 ($0 - for the nine months ended November 30, 2022).

Cash flows from financing activities for the nine months ended November 30, 2023, was $20,470 ($0 - for the nine months ended November 30, 2022).

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

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation as of November 30, 2023, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, who are one and the same, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a–15(f) and 15d–15(e)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

During the period ending November 30, 2023, there were no pending or threatened legal actions against us.

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

ALIXO-YOLLOO CORPORATION

Date: January 10, 2024	By:	/s/ Roman Zhezhel
Name: Roman Zhezhel Title: Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title	Date

/s/ Roman Zhezhel Roman Zhezhel	President, Treasurer, Secretary and Director (Principal Executive, Financial and Accounting Officer)	January 10, 2024

/s/ Rassul Sadukbayev Rassul Sadukbayev	Director	January 10, 2024