Form 10-K
period 2024-02-29
ALIXO-YOLLOO CORP.
filed 2024-06-12
CIK 1977837

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended February 29, 2024

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

130002 Kazakhstan

Tel. +1-252-34-66-180

Email: generaloffice@alixo-yolloo.com

(Address and telephone number of principal executive offices)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
N/A	N/A	N/A

Securities registered under Section 12(g) of the Exchange Act:

None
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ]      No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes [ ] No [X]

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

Yes [ ]       No [X]

The aggregate market value of voting stock held by non-affiliates of the registrant, as of February 29, 2024, the last business day of the registrant’s most recently completed fiscal year , was $0.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  6,695,000 common shares issued and outstanding as of June 11, 2024.

PART I

Item 1. Description of Business

DESCRIPTION OF BUSINESS

General

Established in Nevada in 2019, Alixo-Yolloo Corporation specializes in providing music-recognition services through its mobile application called 'Alixo.' The application allows users to identify music tracks based on short samples recorded via their device's microphone. Alixo app is available for download on Google Play. A mobile application designed to help users identify music tracks based on short samples recorded via their device's microphone. The application utilizes advanced algorithms for music recognition, enabling users to quickly and easily discover new music. The app's functionality includes basic identification of music tracks, without involving reproduction or distribution of copyrighted material.

Furthermore, Alixo-Yolloo Corporation offers an API rental service through its website for music recognition and listening applications. This service allows other applications to integrate music recognition functionality using the same neural network database employed by the Alixo app. API plans can be accessed through the website: https://alixo-yolloo.com/.

Corporate Organization

Alixo-Yolloo Corporation was incorporated under the laws of the State of Nevada, U.S. on January 17, 2019. Our Operational Office and Directors Location is maintained at: Business Center Sunkar, Building 47B, Aktau, 130002 Kazakhstan and we can be reached via phone at +1-252-34-66-180.

Competitive strengths

We believe that the following strengths contribute to our success and differentiate us from our competitors:

·	Our innovative software, including the use of audio imprint with 2D spectrogram, sets us apart from our competitors. This technology allows for fast and accurate music recognition, providing users with an efficient and user-friendly experience.

·	Our mobile application and API rental service provide a unique and comprehensive solution for music recognition and listening, making it easier for users to expand their media library and enjoy their favorite tracks with ease.

·	Our user-friendly interface, intuitive design, and efficient functionality make our mobile application and API rental service easy to use, ensuring a positive user experience.

·	Our commitment to data privacy and security sets us apart from competitors, as we employ robust security protocols to protect user information and maintain user trust.

·	Our competitive pricing for our API rental service, along with our revenue-sharing model with application developers, offers affordable and accessible solutions to a wide range of customers.

·	Our management is committed to constantly improving and evolving our technology to meet the changing needs of our users and to stay ahead of the competition.

·

In the near future, our upcoming integration of artificial intelligence will enhance our competitive edge, offering personalized track recommendations tailored to users' preferences and search history.

Growth strategies

We intend to grow our business using the following key strategies:

• Further develop Alixo app to include new functions such as creating personal playlists, text search for songs, social function integration (social media), and song search history function.

• Generate revenue through API packages.

• Continuously improve and enhance the user experience of our products and services.

• Explore new markets and business opportunities globally.

• Increase brand awareness and marketing efforts through targeted advertising and partnerships.

• Expand our product offerings through strategic partnerships and acquisitions.

• Permanently monitor and adapt to changes in the industry and market trends.

• Invest in customer service and support to ensure high levels of customer satisfaction and retention.

• Expand our business globally by localizing our application in different languages and adapting it to regional market needs.

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

Government Regulation

We will be required to comply with all regulations, rules, and directives of governmental authorities and agencies applicable to our business in any jurisdiction which we would conduct activities. We do not believe that regulation will have a material impact on the way we conduct our business.

Item 1A.  Risk Factors

Not applicable to smaller reporting companies.

Item 1B. Unresolved Staff Comments

Not applicable to smaller reporting companies.

Item 2.  Properties.

We do not own any real estate or other properties.

Item 3.  Legal Proceedings

During the past ten years, none of the following occurred with respect to the President of the Company: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of any competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting him involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the commodities futures trading commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

We are not currently a party to any legal proceedings, and we are not aware of any pending or potential legal actions.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

MARKET INFORMATION

There is currently no public trading market for our common stock and no such market may ever develop. While we intend to seek and obtain quotation of our common stock for trading on the OTC Markets, there is no assurance that our application will be approved. An application for quotation on the OTC Markets must be submitted by one or more market makers who:

•are approved by FINRA;

•who agree to become a market maker in the security; and

•who demonstrate compliance with SEC Rule 15(c)2-11 before initiating a quote in a security on the OTC Bulletin Board, the OTCQX or the OTCQB or on a securities exchange.

In order for a security to be eligible for quotation by a market maker, the Company will be required to meet a ($0.01) bid price test, provide information based upon their reporting standard (SEC Reporting, Bank Reporting or International Reporting), and submit an annual OTC Markets Certification signed by our Chief Executive Officer or Chief Financial Officer.

HOLDERS

As of June 11, 2024, the Company had 6,695,000 shares of our common stock issued and outstanding held by our shareholders.

DIVIDEND POLICY

We have not declared or paid dividends on our common stock since our formation, and we do not anticipate paying dividends in the foreseeable future. Declaration or payment of dividends, if any, in the future, will be at the discretion of our Board of Directors and will depend on our then current financial condition, results of operations, capital requirements and other factors deemed relevant by the Board of Directors. There are no contractual restrictions on our ability to declare or pay dividends.

SECURITIES AUTHORIZED UNDER EQUITY COMPENSATION PLANS

We have no equity compensation or stock option plans.

RECENT SALES OF UNREGISTERED SECURITIES

The Company has 75,000,000, $0.001 par value shares of common stock authorized.

During November 2023 the Company issued 25,000 shares of common stock for cash proceeds of $500 at $0.02 per share.

During December 2023 the Company issued 555,000 shares of common stock for cash proceeds of $11,100 at $0.02 per share.

During January 2024 the Company issued 185,000 shares of common stock for cash proceeds of $3,700 at $0.02 per share.

During February 2024 the Company issued 930,000 shares of common stock for cash proceeds of $18,600 at $0.02 per share.

As of February 29, 2024 and February 28, 2023, the Company had 6,695,000 and 5,000,000 shares issued and outstanding, respectively.

OTHER STOCKHOLDER MATTERS

None.

Item 6. Selected Financial Data

Not applicable to smaller reporting companies.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for the years ended February 29, 2024 and February 28, 2023:

Revenues

For the years ended February 29, 2024 and February 28, 2023, the Company generated total revenue of $21,518 having sold the Application Programming Interface (API) packages provided on its website and $0, respectively.

Operating expenses

Total expenses for the year ended February 29, 2024 were $27,422 ($1,342) for the year ended February 28, 2023) consisting of general and administrative expenses. Expenses increased in the year ended February 29, 2024 primarily due to the professional fees.

Other Income (Expenses)

Total other expenses for the years ended February 29, 2024 and February 28, 2023 was $867 and $0, respectively. The other expenses included the loss on sale of the intangible asset.

Net Losses

The company recorded a net loss of $6,771 for the year ended February 29, 2024, and $1,342 for the year ended February 28, 2023.

Liquidity and Capital Resources

As of February 29, 2024 we have cash reserves of approximately $9,073 and our liabilities are $ 79,998, comprising $ 43,648 accounts payable and $36,350 owed to Rassul Sadakbayev, our director. The available capital reserves of the Company are not sufficient for the Company to remain operational.

As of February 28, 2023 we have cash reserves of approximately $7,511 and our liabilities are $48,208, comprising $31,828 accounts payable and $16,380 owed to Rassul Sadakbayev, our director. The available capital reserves of the Company are not sufficient for the Company to remain operational.

Shareholders’ equity (deficit) has increased from $929 as of February 28, 2023 to $28,058 as of February 29, 2024.

The Company has accumulated a deficit of $10,842 as of February 29, 2024, compared to $4,071 as of February 28, 2023, and further losses are anticipated in the development of its business. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

Net cash used in operating activities for the year ended February 29, 2024, was $62,308 ($23,680 – for the year ended February 28, 2023).

Cash flows from investing activities for the year ended February 29, 2024, was $10,000 ($34,820 - for the year ended February 28, 2023).

Cash flows from financing activities for the year ended February 29, 2024, was $53,870 ($16,380 - for the year ended February 28, 2023).

Critical Accounting Policies and Significant Judgments and Estimates

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

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Update (“ASU”) No. 2014-09, "Revenue from Contracts with Customer". The Company applies the following five steps in order to determine the appropriate amount of revenue to be recognized as it fulfills its obligations under each of its agreements:

Step 1: Identify the contract with a customer

Step 2: Identify the performance obligations in the contract

Step 3: Determine the transaction price

Step 4: Allocate the transaction price to the performance obligations in the contract

Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation

The Company recognizes revenue when title, ownership, and risk of loss pass to the customer, all of which occurs upon shipment or delivery of the product. There are no additional performance obligations. The transaction price is fixed in the invoice. The Company does not apply discounts.

Recent Accounting Pronouncements

The Company has reviewed all the recent accounting pronouncements issued to date of the issuance of these financial statements, and does not believe any of these pronouncements will have a material impact on the Company’s financial reporting.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable for smaller reporting companies.

Item 8. Financial Statements and Supplementary Data.

INDEX TO AUDITED FINANCIAL STATEMENTS

ALIXO-YOLLOO CORPORATION

FEBRUARY 29, 2024

Report of the Independent Registered Public Accounting Firm

To the shareholders and the board of directors of

Alixo-Yolloo Corporation.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Alixo-Yolloo Corporation as of February 29, 2024, and the related statements of operations, stockholders' equity, and cash flows for the year then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of February 29, 2024, and the results of its operations and its cash flows for the year ended February 29, 2024, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern as disclosed in Note 2 to the financial statement, the Company incurred a net loss of $6,771 and an accumulated deficit of $10,842 as of February 29, 2024, the Company currently have limited revenue. The continuation of the Company as a going concern through February 29, 2024, is dependent upon improving the profitability and the continuing financial support from its stockholders and lenders. Management believes the existing shareholders or external fund providers will provide the additional cash to meet the Company’s obligations as they become due.

These factors raise substantial doubt about the Company ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of the uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. Communication of critical audit matters does not alter in any way our opinion on the financial statements taken as a whole and we are not, by communicating the critical audit matters, providing separate opinions on the critical audit matter or on the accounts or disclosures to which they relate. As of February 29, 2024, there are no critical audit matters to communicate.

 /S/ Boladale Lawal

Boladale Lawal & CO (PCAOB ID 6993)

We have served as the Company's auditor since 2024

Lagos, Nigeria

June 6, 2024

Gries & Associates, LLC

Certified Public Accountants

501 S. Cherry Street Suite 1100

Denver, Colorado 80246

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Alixo-Yolloo Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Alixo-Yolloo Corporation (the “Company”) as of February 28, 2023 and 2022, and the related consolidated statements of operations, statements of stockholders’ deficit, and cash flows for each of the two years then ended, and the related notes and schedules (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of February 28, 2023 and 2022, and the results of its operations and its cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Going Concern Uncertainty

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 2 to the financial statements, the Company has incurred losses since inception of $4,071 and incurred net loss of $1,342 for the year ended February 28, 2023. These factors create uncertainty as to the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Emphasis of Matters-Risks and Uncertainties

The Company is not able to predict the ultimate impact that COVID -19 will have on its business. However, if the current economic conditions continue, the pandemic could have an adverse impact on the economies and financial markets of many countries, including the geographical area in which the Company plans to operate.

/s/ Gries & Associates, LLC

We have served as the Company’s auditor since 2023.

Denver, CO

June 20, 2023

blaze@griesandassociates.com

501 S. Cherry Street, Suite 1100, Denver, Colorado 80246

(O)720-464-2875 (M)773-255-5631 (F)720-222-5846

ALIXO-YOLLOO CORPORATION

BALANCE SHEETS

	February 29, 2024	February 28, 2023
ASSETS
Current Assets
Cash	$9,073	$7,511
Other Receivable	15,000	-
Prepaid Expenses	60,800	7,000
Total Current Assets	84,873	14,511
Intangible Assets, Net	23,183	34,626
TOTAL ASSETS	$108,056	$49,137

LIABILITIES & STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities
Accounts Payable	$43,648	$31,828
Related Party Loan	36,350	16,380
Total Current Liabilities	79,998	48,208

Stockholders’ Equity
Common Stock, $0.001 par value, 75,000,000 shares authorized, 6,695,000 and 5,000,000 shares issued and outstanding as of February 29, 2024 and February 28, 2023, respectively	6,695	5,000
Additional Paid-In Capital	32,205	-
Accumulated Deficit	(10,842)	(4,071)
Total Stockholders’ Equity	28,058	929
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$108,056	$49,137

The accompanying notes are an integral part of these audited financial statements.

ALIXO-YOLLOO CORPORATION

STATEMENT OF OPERATIONS

	Year ended February 29, 2024	Year ended February 28, 2023
INCOME
Sales	$21,518	$-
Total income	21,518	-
Cost of goods sold	-	-
Gross (Loss) profit	21,518	-

EXPENSES
General and administrative expenses	$27,422	$1,342
Total expenses	27,422	1,342

Loss on sale of intangible asset	$867	$-

INCOME (LOSS) BEFORE TAX PROVISION	$(6,771)	$(1,342)

INCOME TAX EXPENSE	-	-

NET LOSS	$(6,771)	$(1,342)

WEIGHTED AVERAGE SHARES OUTSTANDING, BASIC AND DILUTED	5,173,825	5,000,000

BASIC AND DILUTED NET LOSS PER SHARE	$(0.00)	$(0.01)

The accompanying notes are an integral part of these audited financial statements.

ALIXO-YOLLOO CORPORATION

STATEMENT OF STOCKHOLDERS’ EQUITY

Years ended February 29, 2024 and February 28, 2023

	Common Stock		Additional Paid-in-Capital	Accumulated Deficit	Total
	Shares	Amount
Balance as of February 28, 2022	5,000,000	$5,000	$-	$(2,729)	$2,271

Net income for the period	-	-	-	(1,342)	(1,342)

Balance as of February 28, 2023	5,000,000	$5,000	$-	$(4,071)	$929

Common shares issued for cash	1,695,000	1,695	32,205	-	33,900
Net loss for the period	-	-	-	(6,771)	(6,771)

Balance as of February 29, 2024	6,695,000	$6,695	$32,205	$(10,842)	$28,058

The accompanying notes are an integral part of these audited financial statements.

ALIXO-YOLLOO CORPORATION

STATEMENTS OF CASH FLOWS

	Year ended February 29, 2024	Year ended February 28, 2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(6,771)	$(1,342)
Adjustments to reconcile net loss to net cash used in operating activities:
Accumulated Depreciation	1,443	194
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	(15,000)	-
Decrease (increase) in prepaid expenses	(53,800)	(7,000)
Increase (decrease) in accounts payable	11,820	31,828
Net cash flows used in operating activities	$(62,308)	$23,680

CASH FLOWS FROM INVESTING ACTIVITIES
Intangible assets	10,000	(34,820)
Net cash flows used in investing activities	$10,000	$(34,820)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the sale of common stock	33,900	-
Related-party loan	19,970	16,380
Net cash flows provided by financing activities	$53,870	$16,380

NET INCREASE (DECREASE) IN CASH	$1,562	$5,240

CASH, BEGINNING OF PERIOD	$7,511	$2,271

CASH, END OF PERIOD	$9,073	$7,511

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for income tax	$-	$-

The accompanying notes are an integral part of these audited financial statements.

ALIXO-YOLLOO CORPORATION

NOTES TO THE FINANCIAL STATEMENTS

FEBRUARY 29, 2024

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Alixo-Yolloo Corporation (“the Company”) was incorporated under the laws of the State of Nevada, U.S. on January 17, 2019 (Inception). Alixo-Yolloo Corporation developed a mobile application 'Alixo'. A mobile application designed to help users identify music tracks based on short samples recorded via their device's microphone. Alixo-Yolloo Corporation offers an API rental service for music recognition to other applications, utilizing neural network databases for efficient identification of audio streams.

NOTE 2 - GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.

The Company has generated limited revenues since inception and incurred a loss of $6,771 and $1,342 during the years ended February 29, 2024 and February 28, 2023, respectively. The Company has incurred losses since inception resulting in an accumulated deficit of $10,842 as of February 29, 2024 and further losses are anticipated in the development of its business. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars. The Company has adopted a February 28 (29) fiscal year end.

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

During January 2024 the Company issued 185,000 shares of common stock for cash proceeds of $3,700 at $0.02 per share.

During February 2024 the Company issued 930,000 shares of common stock for cash proceeds of $18,600 at $0.02 per share.

As of February 29, 2024, the Company had 6,695,000 shares issued and outstanding.

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

As of February 29, 2024, the Company’s CEO and sole director had advanced the Company $36,350 to cover the Company's operating expenses, of which $19,970 and $16,380 was advanced during the years ended February 29, 2024 and February 28, 2023, respectively. The loan is non-interest bearing, due upon demand and unsecured.

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

During the year ended February 28, 2023, the Company acquired application code for $17,820 and database for $17,000. During the year ended February 29, 2024, the Company capitalized website developments costs for $7,000. In February 2024, the Company sold its database for $15,000.

Depreciation expense of software costs was $2,576 and $194 as of February 29, 2024 and February 28, 2023, respectively.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Contractual Commitments

The Company has entered into no contractual commitments as of February 29, 2024.

Litigation

The Company was not subject to any legal proceedings during the period from January 17, 2019 (Inception) to February 29, 2024 and no legal proceedings are currently pending or threatened to the best of our knowledge.

NOTE 8 – INCOME TAX PROVISION

Deferred Tax Assets

As of February 29, 2024, the Company had net operating loss (“NOL”) carry–forwards for Federal income tax purposes of $10,842 that may be offset against future taxable income through 2040.  No tax benefit has been recorded with respect to these net operating loss carry-forwards in the accompanying financial statements as the management of the Company believes that the realization of the Company’s net deferred tax assets of approximately $2,277 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by the full valuation allowance.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards which was used to offset tax payable from prior year’s operations. The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realization. The current valuation of tax allowance is not applicable as of February 29, 2024.

Components of deferred tax assets are as follows:

	Year Ended February 29, 2024	Year Ended February 28, 2023

Net Deferred Tax Asset Non-Current:
Net Operating Loss Carry-Forward	$10,842	$4,071
Effective tax rate	21%	21%
Expected Income Tax Benefit from NOL Carry-Forward	2,277	855
Less: Valuation Allowance	(2,277)	(855)
Deferred Tax Asset, Net of Valuation Allowance	$-	$-

The actual tax benefit at the expected rate of 21% differs from the expected tax benefit for the years ended February 29, 2024 and February 28, 2023 as follows:

	Year Ended February 29, 2024	Year Ended February 28, 2023

Computed “expected” tax expense (benefit)	$(1,422)	$(64)
Change in valuation allowance	$1,422	$64
Actual tax expense (benefit)	$-	$-

NOTE 9 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from February 29, 2024 to the date the financial statements were issued and has determined that there are no items to disclose.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

There were changes in auditors from Gries and Associates, LLC to BF Borgers CPA PC in November 2023 and then from BF Borgers CPA PC to Boladale Lawal & Co in May 2024. The changes were made with no disagreements between the parties.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Principal Executive Officer and Principal Financial Officer conducted an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that in light of the material weaknesses described below, our disclosure controls and procedures were not effective as of February 29, 2024. See material weaknesses discussed below in Management’s Annual Report on Internal Control over Financial Reporting.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of February 29, 2024, using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO - 2013").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of February 29, 2024, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1. We lack an adequate internal control structure – Due to the size of the Company we do not have the appropriate control activities, risk assessment procedures, controls over information and communication, or effective monitoring controls.

2. We do not have appropriate segregation of duties or adequate accounting resources – The Company has only one employee that does not have sufficient accounting knowledge, experience, and understanding of US GAAP or SEC rules, therefore no expertise or reviews are in place to ensure adequate financial reporting. Further, while not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statements. Currently the Board of Directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

3. We do not have appropriate information technology controls – The Company retains copies of all financial data and material agreements; however, there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.  Further there are no IT controls in place to prevent changes to, or misstatement in, financial reporting.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of February 29, 2024 based on criteria established in Internal Control-Integrated Framework issued by COSO.

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting occurred during the year ended February 29, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None

PART III

Item 10. Directors, Executive Officers, and Control Persons of the Company

DIRECTORS, EXECUTIVE OFFICERS, AND CONTROL PERSONS

Our executive officer's and director's and their respective ages are as follows:

Name	Age	Positions
Rassul Sadakbayev Business Center Sunkar, Building 47B, Aktau, 130002 Kazakhstan	44	Director
Roman Zhezhel Business Center Sunkar, Building 47B, Aktau, 130002 Kazakhstan	44	President, Treasurer, Secretary and Director (Principal Executive, Financial and Accounting Officer)

Set forth below is a brief description of the background and business experience of our executive officers and directors for the past five years.

Mr. Sadakbayev has served as our Director since the inception of Alixo-Yollo Corporation on January 17, 2019. Rassul Sadakbayev received an M.A. in Economics and Business in July 2004. Mr. Sadakbayev served as a senior manager at UpDiasevy LLC in Kazakhstan from 2004 to 2009. From 2010 to 2015. Mr. Sadakbayev held the position of the Head Financial Manager at Kapaidos Co. Since 2015 to the incorporation date, Mr. Sadakbayev has been acting as an independent business consultant for various companies in the Republic of Kazakhstan.

Roman Zhezhel holds a diploma from Aktobe College in Kazakhstan. He has received specialized training at the Schlumberger Training Center and Bj Services Company in Singapore, focusing on the Oil and Gas Industry. Mr. Zhezhel served as a field specialist for various energy companies in Kazakhstan from 2000 to 2010. Mr. Zhezhel has completed the Data Science Course from MIT Professional Education and obtained expertise in Machine Learning Engineering for Production (MLOps) through specialization. Mr. Zhezhel consistently enhances his knowledge and expertise to stay at the forefront of industry advancements. Mr. Zhezhel does not have any full-time employment or business ventures that require a material amount of his time outside of his duties at Alixo-Yolloo Corporation. As the President, Director, Treasurer, and Secretary of the company, Mr. Zhezhel is fully devoted to his responsibilities and is actively engaged in driving the operations and strategic direction of Alixo-Yolloo Corporation. Roman Zhezhel and Rassul Sadakbayev hold directorial roles at Alixo-Yolloo. Rassul Sadakbayev is in charge of the daily operational activities, including resource management and goal attainment. Roman Zhezhel focuses on the strategic oversight of product development and management within the company's operations. Initially, our board of directors intends to devote 40 hours a week to planning and organizing the activities of Alixo-Yolloo Corporation. As the company expands and attracts more customers, they agreed to commit forty hours per week to the business. Company's directors are responsible for all of its operations, including the development and promotion of the mobile app ‘Alixo’ and the Company´s website.

During the past ten years, our directors have not been the subject to any of the following events:

1. Any bankruptcy petition filed by or against any business of which Mr. Sadakbayev or Mr. Zhezhel were a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

2. Any conviction in a criminal proceeding or being subject to a pending criminal proceeding.

3. An order, judgment, or decree, not subsequently reversed, suspended or vacated, or any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting Mr. Sadakbayev’s or Mr. Zhezhel’s involvement in any type of business, securities or banking activities.

4. Found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Future Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

5. Was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

6. Were found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the

Commission has not been subsequently reversed, suspended, or vacated;

7. Were the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i. Any Federal or State securities or commodities law or regulation; or
ii. Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

iii. Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

8. Were the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

DIRECTOR INDEPENDENCE

Our Board of Directors is currently composed of two members, Rassul Sadakbayev, and Roman Zhezhel, who do not qualify as independent directors. In addition, our board of directors has not made a subjective determination as to each director that no relationships exist which, in the opinion of our board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Had our Board of Directors made these determinations, our board of directors would have reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities and relationships as they may relate to us and our management.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

No director, executive officer, significant employee or control person of the Company has been involved in any legal proceeding listed in Item 401(f) of Regulation S-K in the past 10 years.

AUDIT COMMITTEE, COMPENSATION COMMITTEE, AND FINANCIAL EXPERT

We do not have an Audit Committee or Compensation Committee. Additionally, we have no persons currently receiving any compensation due to our start-up nature. Our president performs some of the same functions of an Audit Committee and Compensation Committee, such as: recommending a firm of independent certified public accountants to audit the annual financial statements; reviewing the independent auditor’s independence, the financial statements, and their audit report; reviewing management’s administration of the system of internal accounting controls, and determining all compensation amounts. The Company does not currently have a written audit committee charter or a compensation committee charter or any similar documents.

We have no financial expert. We believe the cost related to retaining a financial expert at this time is prohibitive. Further, because of our start-up operations, we believe the services of a financial expert are not warranted.

CODE OF ETHICS

The Company has not adopted a formal written code of ethics due to the small size of the organization and start-up nature.

Item 11. Executive Compensation

EXECUTIVE COMPENSATION SUMMARY COMPENSATION TABLE

The following table sets forth information regarding each element of compensation that we paid or awarded to our named executive officers for fiscal years February 29, 2024 and February 28, 2023:

Name and Principal Position	Period	Salary ($)	Bonus ($)	Stock Awards ($)*	Option Awards ($)*	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Rassul Sadakbayev, Director	2024	0	0	0	0	0	0	0	0
	2023	0	0	0	0	0	0	0	0
Roman Zhezhel, Director, President, Secretary and Treasurer	2024	0	0	0	0	0	0	0	0
	2023	0	0	0	0	0	0	0	0

Our officers and directors have not received monetary compensation since our inception to the date of this Form 10-K. We currently do not pay any compensation to any officer or any member of our board of directors.

EMPLOYMENT AGREEMENTS

The Company is not a party to any employment agreement and has no compensation agreement with any officer or director.

DIRECTOR COMPENSATION

The following table sets forth director compensation as of February 29, 2024 and February 28, 2023:

Name	Period	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Opinion Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Rassul Sadakbayev	2024	0	0	0	0	0	0	0
	2023	0	0	0	0	0	0	0
Roman Zhezhel	2024	0	0	0	0	0	0	0
	2023	0	0	0	0	0	0	0

We have not compensated our directors for their service on our Board of Directors since our inception. There are no arrangements pursuant to which directors will be compensated in the future for any services provided as a director.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table lists, as of the date of this form 10-K, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using "beneficial ownership" concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days.

Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 6,695,000 shares of our common stock issued and outstanding as of the date of this Form 10-K. We do not have any outstanding warrant, options or other securities exercisable for or convertible into shares of our common stock.

Title of class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Common Stock
Common Stock	Rassul Sadakbayev Business Center Sunkar, Building 47B, Aktau, 130002 Kazakhstan	5,000,000 shares of common stock (direct)	74.68%

Item 13. Certain Relationships and Related Transactions

Rassul Sadakbayev is our director, control person and promoter and he shall receive no compensation for the placement of the offering.

On January 17, 2019, we offered and sold 5,000,000 shares of common stock to Mr. Sadakbayev, our Director, at a purchase price of $0.001 per share, for aggregate proceeds of $5,000.

Since January 17, 2019 to February 29, 2024, Mr. Sadakbayev has loaned us $36,350. In general Mr. Sadakbayev certify intention to loan to Alixo-Yolloo Corporation the amount of forty-three thousand U.S. dollars ($43,000). The loan does not have any term, carries no interest, and is not secured.

Item 14. Principal Accountant Fees and Services

The following table sets forth the fees billed to our company for the years ended February 29, 2024 and February 28, 2023 for professional services rendered by BF Borgers CPA PC and Gries and Associates, LLC, the Company’s former independent auditors:

Fees	2024	2023
Audit Fees	$22,200	$-
Audit Related Fees	-	-
Tax Fees	-	-
Other Fees	-	-
Total Fees	$22,200	$-

PART IV

Item 15. Exhibits

Exhibit No.	Description
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Securities Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALIXO-YOLLOO CORPORATION

Date: June 12, 2024	By:	/s/ Roman Zhezhel
Name: Roman Zhezhel Title: Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title	Date

/s/ Roman Zhezhel Roman Zhezhel	President, Treasurer, Secretary and Director (Principal Executive, Financial and Accounting Officer)	June 12, 2024

/s/ Rassul Sadukbayev Rassul Sadukbayev	Director	June 12, 2024