Form 10-Q
period 2024-05-31
ALIXO-YOLLOO CORP.
filed 2024-07-12
CIK 1977837

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended May 31, 2024

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

Yes [ ]       No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  6,695,000 common shares issued and outstanding as of July 12, 2024.

ALIXO-YOLLOO CORPORATION

FORM 10-Q

Quarterly Period Ended May 31, 2024

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

ALIXO-YOLLO CORPORATION

BALANCE SHEETS

	May 31, 2024 (Unaudited)	February 29, 2024 (Audited)
ASSETS
Current Assets
Cash	$192	$9,073
Other Receivable	-	15,000
Prepaid Expenses	33,100	60,800
Total Current Assets	33,292	84,873
Intangible Assets, Net	48,169	23,183
TOTAL ASSETS	$81,461	$108,056

LIABILITIES & STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities
Accounts Payable	$2,100	$43,648
Deferred Revenue	6,617	-
Related Party Loan	56,998	36,350
Total Current Liabilities	65,715	79,998

Stockholders’ Equity
Common Stock, $0.001 par value, 75,000,000 shares authorized, 6,695,000 and 6,695,000 shares issued and outstanding as of May 31, 2024 and February 29, 2024, respectively	6,695	6,695
Additional Paid-In Capital	32,205	32,205
Accumulated Deficit	(23,154)	(10,842)
Total Stockholders’ Equity	15,746	28,058
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$81,461	$108,056

The accompanying notes are an integral part of these unaudited financial statements.

ALIXO-YOLLO CORPORATION

STATEMENT OF OPERATIONS

(Unaudited)

	Three months ended May 31, 2024	Three months ended May 31, 2023
INCOME
Sales	$3,972	$7,933
Total income	3,972	7,933
Cost of goods sold	-	-
Gross (Loss) profit	3,972	7,933

EXPENSES
General and administrative expenses	$16,284	$9,682
Total expenses	16,284	9,682

INCOME (LOSS) BEFORE TAX PROVISION	$(12,312)	$(1,749)

INCOME TAX EXPENSE	-	-

NET LOSS	$(12,312)	$(1,749)

WEIGHTED AVERAGE SHARES OUTSTANDING, BASIC AND DILUTED	6,695,000	5,000,000

BASIC AND DILUTED NET LOSS PER SHARE	$(0.00)	$(0.00)

The accompanying notes are an integral part of these unaudited financial statements.

ALIXO-YOLLO CORPORATION

STATEMENT OF STOCKHOLDER’ EQUITY (DEFICIT)

Three months ended May 31, 2024 and 2023

(Unaudited)

	Common Stock		Additional Paid-in-	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance as of February 28, 2023	5,000,000	$5,000	$-	$(4,071)	$929

Net loss for the period	-	-	-	(1,749)	(1,749)

Balance as of May 31, 2023	5,000,000	$5,000	$-	$(5,820)	$(820)

Balance as of February 29, 2024	6,695,000	$6,695	$32,205	$(10,842)	$28,058

Net loss for the period	-	-	-	(12,312)	(12,312)

Balance as of May 31, 2024	6,695,000	$6,695	$32,205	$(23,154)	$15,746

The accompanying notes are an integral part of these unaudited financial statements.

ALIXO-YOLLO CORPORATION

STATEMENTS OF CASH FLOWS

(Unaudited)

	Three months ended May 31, 2024	Three months ended May 31, 2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(12,312)	$(1,749)
Adjustments to reconcile net loss to net cash used in operating activities:
Accumulated Depreciation	414	580
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	15,000	-
Decrease (increase) in prepaid expenses	27,700	7,000
Increase (decrease) in accounts payable	(41,548)	(6,020)
Increase (decrease) in accounts payable	6,617	-
Net cash flows used in deferred revenue	$(4,129)	$(189)

CASH FLOWS FROM INVESTING ACTIVITIES
Intangible assets	(25,400)	(7,000)
Net cash flows used in investing activities	$(25,400)	$(7,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Related-party loan	20,648	150
Net cash flows provided by financing activities	$20,648	$150

NET INCREASE (DECREASE) IN CASH	$(8,881)	$(7,039)

CASH, BEGINNING OF PERIOD	$9,073	$7,511

CASH, END OF PERIOD	$192	$472

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for income tax	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

ALIXO-YOLLO CORPORATION

NOTES TO THE FINANCIAL STATEMENTS

MAY 31, 2024

(Unaudited)

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

The Company has generated limited revenues since inception and incurred a loss of $12,312 and $1,749 for the three months ended May 31, 2024, and 2023, respectively. The Company has incurred losses since inception resulting in an accumulated deficit of $23,154 as of May 31, 2024 and further losses are anticipated in the development of its business.  Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

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

The results for the three months ended May 31, 2024, are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended February 29, 2024, filed with the Securities and Exchange Commission.

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

As of May 31, 2024 and February 29, 2024, the Company had 6,695,000 and 6,695,000 shares issued and outstanding, respectively.

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

As of May 31, 2024, the Company’s director had advanced the Company $56,998 to cover the Company's operating expenses, of which $20,648 and $150 was advanced during the three months ended May 31, 2024 and 2023, respectively. The loan is non-interest bearing, due upon demand and unsecured.

In July 2021, the Company sold 5,000,000 shares of common stock at a price of $0.001 per share to its director.

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

During the year ended February 28, 2023, the Company acquired application code for $17,820 and database for $17,000. During the year ended February 29, 2024, the Company capitalized website developments costs for $7,000. In February 2024, the Company sold its database for $15,000. During the three months ended May 31, 2024, the Company capitalized website developments costs for $25,400.

Depreciation expense of intangible assets was $414 and $580 for the three months ended May 31, 2024 and 2023, respectively.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Contractual Commitments

The Company has entered into no contractual commitments as of May 31, 2024.

Litigation

The Company was not subject to any legal proceedings during the period from January 17, 2019 (Inception) to May 31, 2024 and no legal proceedings are currently pending or threatened to the best of our knowledge.

NOTE 8 – INCOME TAX PROVISION

Deferred Tax Assets

As of May 31, 2024, the Company had net operating loss (“NOL”) carry–forwards for Federal income tax purposes of $23,154 that may be offset against future taxable income through 2040.  No tax benefit has been recorded with respect to these net operating loss carry-forwards in the accompanying financial statements as the management of the Company believes that the realization of the Company’s net deferred tax assets of approximately $4,862 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by the full valuation allowance.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards which was used to offset tax payable from prior year’s operations. The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realization. The current valuation of tax allowance is not applicable as of May 31, 2024.

Components of deferred tax assets are as follows:

	Three Months Ended May 31, 2024	Year Ended February 29, 2024

Net Deferred Tax Asset Non-Current:
Net Operating Loss Carry-Forward	$23,154	$10,842
Effective tax rate	21%	21%
Expected Income Tax Benefit from NOL Carry-Forward	4,862	2,277
Less: Valuation Allowance	(4,862)	(2,277)
Deferred Tax Asset, Net of Valuation Allowance	$-	$-

The actual tax benefit at the expected rate of 21% differs from the expected tax benefit for the three months ended May 31, 2024 and the year ended February 29, 2024 as follows:

	Three Months Ended May 31, 2024	Year Ended February 29, 2024

Computed “expected” tax expense (benefit)	$(2,585)	$(1,422)
Change in valuation allowance	$2,585	$1,422
Actual tax expense (benefit)	$-	$-

NOTE 9 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from May 31, 2024 to the date the financial statements were issued and has determined that there are no items to disclose.

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

RESULTS OF OPERATIONS

Three months ended May 31, 2024, compared to May 31, 2023:

Revenues

For the three months ended May 31, 2024 and 2023, the Company generated total revenue of $3,972 having sold the Application Programming Interface (API) packages provided on its website and $7,933, respectively.

Operating expenses

Total expenses for the three months ended May 31, 2024 were $16,284 ($9,682 for the three months ended May 31, 2023) consisting of general and administrative expenses. Expenses increased in the three months ended May 31, 2024 primarily due to the professional fees and website development expenses.

Net Losses

The company recorded a net loss of $12,312 for the three months ended May 31, 2024, and $1,749 for the three months ended May 31, 2023.

Liquidity and Capital Resources

As of May 31, 2024 we have cash reserves of approximately $192 and our liabilities are $65,715, comprising $2,100 accounts payable, $6,617 deferred revenue and $56,998 owed to Rassul Sadakbayev, our director. The available capital reserves of the Company are not sufficient for the Company to remain operational.

As of February 29, 2024 we have cash reserves of approximately $9,073 and our liabilities are $ 79,998, comprising $ 43,648 accounts payable and $36,350 owed to Rassul Sadakbayev, our director.

Shareholders’ equity has decreased from $28,058 as of February 29, 2024 to $15,746 as of May 31, 2024.

The Company has accumulated a deficit of $23,154 as of May 31, 2024, compared to $10,842 as of February 29, 2024, and further losses are anticipated in the development of its business. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

Net cash used in operating activities for the three months ended May 31, 2024, was $4,129 ($189 – for the three months ended May 31, 2023).

Cash flows from investing activities for the three months ended May 31, 2024, was $25,400 ($7,000 - for the three months ended May 31, 2023).

Cash flows from financing activities for the three months ended May 31, 2024, was $20,648 ($150 - for the three months ended May 31, 2023).

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

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation as of May 31, 2024, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, who are one and the same, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a–15(f) and 15d–15(e)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

During the period ending May 31, 2024, there were no pending or threatened legal actions against us.

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

ALIXO-YOLLOO CORPORATION

Date: July 12, 2024	By:	/s/ Roman Zhezhel
Name: Roman Zhezhel Title: Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title	Date

/s/ Roman Zhezhel Roman Zhezhel	President, Treasurer, Secretary and Director (Principal Executive, Financial and Accounting Officer)	July 12, 2024

/s/ Rassul Sadukbayev Rassul Sadukbayev	Director	July 12, 2024