Form 10-Q
period 2024-08-31
ALIXO-YOLLOO CORP.
filed 2024-10-15
CIK 1977837

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended August 31, 2024

or

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission File Number: 333-272825

ALIXO-YOLLOO CORP.

(Exact name of registrant as specified in its charter)

Nevada	37-1922983	7371
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)	(Primary Standard Industrial Classification Code Number)

Business Center Sunkar, Building 47B, Aktau

130002 Kazakhstan

Tel. +1-252-34-66-180

Email: generaloffice@alixo-yolloo.com

(Address and telephone number of principal executive offices)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	N/A	N/A

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

Yes [ ]       No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  6,695,000 common shares issued and outstanding as of October 15, 2024.

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

ALIXO-YOLLO CORPORATION

CONDENSED BALANCE SHEETS

	August 31, 2024 (Unaudited)	February 29, 2024 (Audited)
ASSETS
Current Assets
Cash	$33	$9,073
Account Receivable	-	15,000
Prepaid Expenses	36,500	60,800
Total Current Assets	36,533	84,873
Intangible Assets, Net	63,332	23,183
TOTAL ASSETS	$99,865	$108,056

LIABILITIES & STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities
Accounts Payable	$31,254	$43,648
Deferred Revenue	5,287	-
Related Party Loan	57,034	36,350
Total Current Liabilities	93,575	79,998

Stockholders’ Equity
Common Stock, $0.001 par value, 75,000,000 shares authorized, 6,695,000 and 6,695,000 shares issued and outstanding as of August 31, 2024 and February 29, 2024, respectively	6,695	6,695
Additional Paid-In Capital	32,205	32,205
Accumulated Deficit	(32,610)	(10,842)
Total Stockholders’ Equity	6,290	28,058
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$99,865	$108,056

The accompanying notes are an integral part of these unaudited financial statements.

ALIXO-YOLLO CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended August 31, 2024	Three months ended August 31, 2023	Six months ended August 31, 2024	Six months ended August 31, 2023
INCOME
Sales	$10,611	$7,000	$14,583	$14,933
Total income	10,611	7,000	14,583	14,933
Cost of goods sold	-	-	-	-
Gross (Loss) profit	10,611	7,000	14,583	14,933

EXPENSES
General and administrative expenses	$20,067	$10,822	$36,351	$20,504
Total expenses	20,067	10,822	36,351	20,504

INCOME (LOSS) BEFORE TAX PROVISION	$(9,456)	$(3,822)	$(21,768)	$(5,571)

INCOME TAX EXPENSE	-	-	-	-

NET LOSS	$(9,456)	$(3,822)	$(21,768)	$(5,571)

WEIGHTED AVERAGE SHARES OUTSTANDING, BASIC AND DILUTED	6,695,000	5,000,000	6,695,000	5,000,000

BASIC AND DILUTED NET LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

The accompanying notes are an integral part of these unaudited financial statements.

ALIXO-YOLLO CORPORATION

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

Three and six months ended August 31, 2024 and 2023

(Unaudited)

	Common Stock		Additional Paid-in-	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance as of February 28, 2023	5,000,000	$5,000	$-	$(4,071)	$929

Net loss for the period	-	-	-	(1,749)	(1,749)

Balance as of May 31, 2023	5,000,000	$5,000	$-	$(5,820)	$(820)

Net loss for the period	-	-	-	(3,822)	(3,822)

Balance as of August 31, 2023	5,000,000	$5,000	$-	$(9,642)	$(4,642)

Balance as of February 29, 2024	6,695,000	$6,695	$32,205	$(10,842)	$28,058

Net loss for the period	-	-	-	(12,312)	(12,312)

Balance as of May 31, 2024	6,695,000	$6,695	$32,205	$(23,154)	$15,746

Net loss for the period	-	-	-	(9,456)	(9,456)

Balance as of August 31, 2024	6,695,000	$6,695	$32,205	$(32,610)	$6,290

The accompanying notes are an integral part of these unaudited financial statements.

ALIXO-YOLLO CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended August 31, 2024	Six months ended August 31, 2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(21,768)	$(5,571)
Adjustments to reconcile net loss to net cash used in operating activities:
Accumulated Depreciation	1,251	1,277
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	15,000	-
Decrease (increase) in prepaid expenses	24,300	7,000
Increase (decrease) in accounts payable	(12,394)	(6,020)
Increase (decrease) in accounts payable	5,287	2,985
Net cash flows used in deferred revenue	$11,676	$(329)

CASH FLOWS FROM INVESTING ACTIVITIES
Intangible assets	(41,400)	(7,000)
Net cash flows used in investing activities	$(41,400)	$(7,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Related-party loan	20,684	150
Net cash flows provided by financing activities	$20,684	$150

NET INCREASE (DECREASE) IN CASH	$(9,040)	$(7,179)

CASH, BEGINNING OF PERIOD	$9,073	$7,511

CASH, END OF PERIOD	$33	$332

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for income tax	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

ALIXO-YOLLO CORPORATION

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

AUGUST 31, 2024

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

The Company has generated limited revenues since inception and incurred a loss of $21,768 and $5,571 for the six months ended August 31, 2024, and 2023, respectively. The Company has incurred losses since inception resulting in an accumulated deficit of $32,610 as of August 31, 2024 and further losses are anticipated in the development of its business.  Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

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

The results for the six months ended August 31, 2024, are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended February 29, 2024, filed with the Securities and Exchange Commission.

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

As of August 31, 2024 and February 29, 2024, the Company had 6,695,000 and 6,695,000 shares issued and outstanding, respectively.

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

As of August 31, 2024, the Company’s director had advanced the Company $57,034 to cover the Company's operating expenses, of which $20,684 and $150 was advanced during the six months ended August 31, 2024 and 2023, respectively. The loan is non-interest bearing, due upon demand and unsecured.

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

During the year ended February 28, 2023, the Company acquired application code for $17,820 and database for $17,000. In February 2024, the Company sold its database for $15,000. In August 2024, the Company acquired database for $16,000. Amortization expense of capitalized website software was $297 and $580 for the three months ended August 31, 2024 and 2023, respectively. Amortization expense of capitalized website software was $594 and $1,161 for the six months ended August 31, 2024 and 2023, respectively.

During the year ended February 29, 2024, the Company capitalized website developments costs for $7,000. During the six months ended August 31, 2024, the Company capitalized website developments costs for $25,400. Amortization expense of capitalized website developments costs was $540 and $117 for the three months ended August 31, 2024 and 2023, respectively. Amortization expense of capitalized website developments costs was $657 and $117 for the six months ended August 31, 2024 and 2023, respectively.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Contractual Commitments

The Company has entered into no contractual commitments as of August 31, 2024.

Litigation

The Company was not subject to any legal proceedings during the period from January 17, 2019 (Inception) to August 31, 2024 and no legal proceedings are currently pending or threatened to the best of our knowledge.

NOTE 8 – INCOME TAX PROVISION

Deferred Tax Assets

As of August 31, 2024, the Company had net operating loss (“NOL”) carry–forwards for Federal income tax purposes of $32,610 that may be offset against future taxable income through 2040.  No tax benefit has been recorded with respect to these net operating loss carry-forwards in the accompanying financial statements as the management of the Company believes that the realization of the Company’s net deferred tax assets of approximately $6,848 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by the full valuation allowance.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards which was used to offset tax payable from prior year’s operations. The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realization. The current valuation of tax allowance is not applicable as of August 31, 2024.

Components of deferred tax assets are as follows:

	Six Months Ended August 31, 2024	Year Ended February 29, 2024

Net Deferred Tax Asset Non-Current:
Net Operating Loss Carry-Forward	$32,610	$10,842
Effective tax rate	21%	21%
Expected Income Tax Benefit from NOL Carry-Forward	6,848	2,277
Less: Valuation Allowance	(6,848)	(2,277)
Deferred Tax Asset, Net of Valuation Allowance	$-	$-

The actual tax benefit at the expected rate of 21% differs from the expected tax benefit for the six months ended August 31, 2024 and the year ended February 29, 2024 as follows:

	Six Months Ended August 31, 2024	Year Ended February 29, 2024

Computed “expected” tax expense (benefit)	$(4,571)	$(1,422)
Change in valuation allowance	$4,571	$1,422
Actual tax expense (benefit)	$-	$-

NOTE 9 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from August 31, 2024 to the date the financial statements were issued and has determined that there are no items to disclose.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

DESCRIPTION OF BUSINESS

General

Established in Nevada in 2019, Alixo-Yolloo Corporation specializes in providing music-recognition services through its mobile application called 'Alixo.' The application allows users to identify music tracks based on short samples recorded via their device's microphone. Alixo app is available for download on Google Play. A mobile application designed to help users identify music tracks based on short samples recorded via their device's microphone. The application utilizes advanced algorithms for music recognition, enabling users to quickly and easily discover new music. The app's functionality includes basic identification of music tracks, without involving reproduction or distribution of copyrighted material. On August 30, 2024, the company entered into the Database Acquisition Agreement for the purchase of the Proprietary Database, which employs advanced neural network technology to efficiently match recorded audio against a vast library of 50 million tracks.

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

RESULTS OF OPERATIONS

Three months ended August 31, 2024, compared to August 31, 2023:

Revenues

For the three months ended August 31, 2024 and 2023, the Company generated total revenue of $10,611 having sold the Application Programming Interface (API) packages provided on its website and $7,000, respectively.

Operating expenses

Total expenses for the three months ended August 31, 2024 were $20,067 ($10,822 for the three months ended August 31, 2023) consisting of general and administrative expenses. Expenses increased in the three months ended August 31, 2024 primarily due to the professional fees and website development expenses.

Net Losses

The company recorded a net loss of $9,456 for the three months ended August 31, 2024, and $3,822 for the three months ended August 31, 2023.

Six months ended August 31, 2024, compared to August 31, 2023:

Revenues

For the six months ended August 31, 2024 and 2023, the Company generated total revenue of $14,583 having sold the Application Programming Interface (API) packages provided on its website and $14,933, respectively.

Operating expenses

Total expenses for the six months ended August 31, 2024 were $36,351 ($20,504 for the six months ended August 31, 2023) consisting of general and administrative expenses. Expenses increased in the six months ended August 31, 2024 primarily due to the professional fees and website development expenses.

Net Losses

The company recorded a net loss of $21,768 for the six months ended August 31, 2024, and $5,571 for the six months ended August 31, 2023.

Liquidity and Capital Resources

As of August 31, 2024 we have cash reserves of approximately $33 and our liabilities are $93,575, comprising $31,254 accounts payable, $5,287 deferred revenue and $57,034 owed to Rassul Sadakbayev, our director. The available capital reserves of the Company are not sufficient for the Company to remain operational.

As of February 29, 2024 we have cash reserves of approximately $9,073 and our liabilities are $ 79,998, comprising $ 43,648 accounts payable and $36,350 owed to Rassul Sadakbayev, our director.

Shareholders’ equity has decreased from $28,058 as of February 29, 2024 to $6,290 as of August 31, 2024.

The Company has accumulated a deficit of $32,610 as of August 31, 2024, compared to $10,842 as of February 29, 2024, and further losses are anticipated in the development of its business. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

Net cash used in operating activities for the six months ended August 31, 2024, was $11,676 ($329 – for the six months ended August 31, 2023).

Cash flows from investing activities for the six months ended August 31, 2024, was $41,400 ($7,000 - for the six months ended August 31, 2023).

Cash flows from financing activities for the six months ended August 31, 2024, was $20,684 ($150 - for the six months ended August 31, 2023).

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

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation as of August 31, 2024, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, who are one and the same, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a–15(f) and 15d–15(e)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

During the period ending August 31, 2024, there were no pending or threatened legal actions against us.

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

ALIXO-YOLLOO CORPORATION

Date: October 15, 2024	By:	/s/ Roman Zhezhel
Name: Roman Zhezhel Title: Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title	Date

/s/ Roman Zhezhel Roman Zhezhel	President, Treasurer, Secretary and Director (Principal Executive, Financial and Accounting Officer)	October 15, 2024

/s/ Rassul Sadukbayev Rassul Sadukbayev	Director	October 15, 2024