Form 10-Q
period 2024-11-30
ALIXO-YOLLOO CORP.
filed 2025-01-10
CIK 1977837

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended November 30, 2024

or

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission File Number: 333-272825

ALIXO-YOLLOO CORPORATION

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

Yes [ ]       No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  6,695,000 common shares issued and outstanding as of January 10, 2025.

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

ALIXO-YOLLO CORPORATION

CONDENSED BALANCE SHEETS

	November 30, 2024 (Unaudited)	February 29, 2024 (Audited)
ASSETS
Current Assets
Cash	$1,237	$9,073
Account Receivable	-	15,000
Prepaid Expenses	32,000	60,800
Total Current Assets	33,237	84,873
Intangible Assets, Net	62,229	23,183
TOTAL ASSETS	$95,466	$108,056

LIABILITIES & STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities
Accounts Payable	$13,000	$43,648
Deferred Revenue	3,445	-
Related Party Loan	73,034	36,350
Total Current Liabilities	89,479	79,998

Stockholders’ Equity
Common Stock, $0.001 par value, 75,000,000 shares authorized, 6,695,000 and 6,695,000 shares issued and outstanding as of November 30, 2024 and February 29, 2024, respectively	6,695	6,695
Additional Paid-In Capital	32,205	32,205
Accumulated Deficit	(32,913)	(10,842)
Total Stockholders’ Equity	5,987	28,058
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$95,466	$108,056

The accompanying notes are an integral part of these unaudited financial statements.

ALIXO-YOLLO CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended November 30, 2024	Three months ended November 30, 2023	Nine months ended November 30, 2024	Nine months ended November 30, 2023
INCOME
Sales	$8,842	$3,293	$23,425	$18,226
Total income	8,842	3,293	23,425	18,226
Cost of goods sold	-	-	-	-
Gross (Loss) profit	8,842	3,293	23,425	18,226

EXPENSES
General and administrative expenses	$9,145	$3,793	$45,496	$24,297
Total expenses	9,145	3,793	45,496	24,297

INCOME (LOSS) BEFORE TAX PROVISION	$(303)	$(500)	$(22,071)	$(6,071)

INCOME TAX EXPENSE	-	-	-	-

NET LOSS	$(303)	$(500)	$(22,071)	$(6,071)

WEIGHTED AVERAGE SHARES OUTSTANDING, BASIC AND DILUTED	6,695,000	5,003,533	6,695,000	5,001,182

BASIC AND DILUTED NET LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

The accompanying notes are an integral part of these unaudited financial statements.

ALIXO-YOLLO CORPORATION

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

Three and nine months ended November 30, 2024 and 2023

(Unaudited)

	Common Stock		Additional Paid-in-	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance as of February 28, 2023	5,000,000	$5,000	$-	$(4,071)	$929

Net loss for the period	-	-	-	(1,749)	(1,749)

Balance as of May 31, 2023	5,000,000	$5,000	$-	$(5,820)	$(820)

Net loss for the period	-	-	-	(3,822)	(3,822)

Balance as of August 31, 2023	5,000,000	$5,000	$-	$(9,642)	$(4,642)

Common shares issued for cash	25,000	25	475	-	500
Net loss for the period	-	-	-	(500)	(500)

Balance as of November 30, 2023	5,025,000	$5,025	$475	$(10,142)	$(4,642)

Balance as of February 29, 2024	6,695,000	$6,695	$32,205	$(10,842)	$28,058

Net loss for the period	-	-	-	(12,312)	(12,312)

Balance as of May 31, 2024	6,695,000	$6,695	$32,205	$(23,154)	$15,746

Net loss for the period	-	-	-	(9,456)	(9,456)

Balance as of August 31, 2024	6,695,000	$6,695	$32,205	$(32,610)	$6,290

Net loss for the period	-	-	-	(303)	(303)

Balance as of November 30, 2024	6,695,000	$6,695	$32,205	$(32,913)	$5,987

The accompanying notes are an integral part of these unaudited financial statements.

ALIXO-YOLLO CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months ended November 30, 2024	Nine months ended November 30, 2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(22,071)	$(6,091)
Adjustments to reconcile net loss to net cash used in operating activities:
Accumulated Depreciation	2,354	1,974
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	15,000	-
Decrease (increase) in prepaid expenses	28,800	7,000
Increase (decrease) in accounts payable	(30,648)	(25,840)
Increase (decrease) in deferred revenue	3,445	3,293
Net cash flows used in operating activities	$(3,120)	$(19,644)

CASH FLOWS FROM INVESTING ACTIVITIES
Intangible assets	(41,400)	(7,000)
Net cash flows used in investing activities	$(41,400)	$(7,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the sale of common stock	-	500
Related-party loan	36,684	19,970
Net cash flows provided by financing activities	$36,684	$20,470

NET INCREASE (DECREASE) IN CASH	$(7,836)	$(6,174)

CASH, BEGINNING OF PERIOD	$9,073	$7,511

CASH, END OF PERIOD	$1,237	$1,337

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for income tax	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

ALIXO-YOLLO CORPORATION

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

NOVEMBER 30, 2024

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

The Company has generated limited revenues since inception and incurred a loss of $22,071 and $6,071 for the nine months ended November 30, 2024, and 2023, respectively. The Company has incurred losses since inception resulting in an accumulated deficit of $32,913 as of November 30, 2024 and further losses are anticipated in the development of its business.  Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

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

The results for the nine months ended November 30, 2024, are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended February 29, 2024, filed with the Securities and Exchange Commission.

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

As of November 30, 2024 and February 29, 2024, the Company had 6,695,000 and 6,695,000 shares issued and outstanding, respectively.

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

As of November 30, 2024, the Company’s director had advanced the Company $73,034 to cover the Company's operating expenses, of which $36,684 and $19,970 was advanced during the nine months ended November 30, 2024 and 2023, respectively. The loan is non-interest bearing, due upon demand and unsecured.

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

During the year ended February 28, 2023, the Company acquired application code for $17,820 and database for $17,000. In February 2024, the Company sold its database for $15,000. In August 2024, the Company acquired database for $16,000. Amortization expense of capitalized website software was $564 and $580 for the three months ended November 30, 2024 and 2023, respectively. Amortization expense of capitalized website software was $1,158 and $1,741 for the nine months ended November 30, 2024 and 2023, respectively.

During the year ended February 29, 2024, the Company capitalized website developments costs for $7,000. During the nine months ended November 30, 2024, the Company capitalized website developments costs for $25,400. Amortization expense of capitalized website developments costs was $540 and $117 for the three months ended November 30, 2024 and 2023, respectively. Amortization expense of capitalized website developments costs was $1,197 and $233 for the nine months ended November 30, 2024 and 2023, respectively.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Contractual Commitments

The Company has entered into no contractual commitments as of November 30, 2024.

Litigation

The Company was not subject to any legal proceedings during the period from January 17, 2019 (Inception) to November 30, 2024 and no legal proceedings are currently pending or threatened to the best of our knowledge.

NOTE 8 – INCOME TAX PROVISION

Deferred Tax Assets

As of November 30, 2024, the Company had net operating loss (“NOL”) carry–forwards for Federal income tax purposes of $32,913 that may be offset against future taxable income through 2040.  No tax benefit has been recorded with respect to these net operating loss carry-forwards in the accompanying financial statements as the management of the Company believes that the realization of the Company’s net deferred tax assets of approximately $6,912 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by the full valuation allowance.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards which was used to offset tax payable from prior year’s operations. The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realization. The current valuation of tax allowance is not applicable as of November 30, 2024.

Components of deferred tax assets are as follows:

	Nine Months Ended November 30, 2024	Year Ended February 29, 2024

Net Deferred Tax Asset Non-Current:
Net Operating Loss Carry-Forward	$32,913	$10,842
Effective tax rate	21%	21%
Expected Income Tax Benefit from NOL Carry-Forward	6,912	2,277
Less: Valuation Allowance	(6,912)	(2,277)
Deferred Tax Asset, Net of Valuation Allowance	$-	$-

The actual tax benefit at the expected rate of 21% differs from the expected tax benefit for the nine months ended November 30, 2024 and the year ended February 29, 2024 as follows:

	Nine Months Ended November 30, 2024	Year Ended February 29, 2024

Computed “expected” tax expense (benefit)	$(4,635)	$(1,422)
Change in valuation allowance	$4,635	$1,422
Actual tax expense (benefit)	$-	$-

NOTE 9 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from November 30, 2024 to the date the financial statements were issued and has determined that there are no items to disclose.

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

RESULTS OF OPERATIONS

Three months ended November 30, 2024, compared to November 30, 2023:

Revenues

For the three months ended November 30, 2024 and 2023, the Company generated total revenue of $8,842 having sold the Application Programming Interface (API) packages provided on its website and $3,293, respectively.

Operating expenses

Total expenses for the three months ended November 30, 2024 were $9,145 ($3,793 for the three months ended November 30, 2023) consisting of general and administrative expenses. Expenses increased in the three months ended November 30, 2024 primarily due to marketing expenses.

Net Losses

The company recorded a net loss of $303 for the three months ended November 30, 2024, and $500 for the three months ended November 30, 2023.

Nine months ended November 30, 2024, compared to November 30, 2023:

Revenues

For the nine months ended November 30, 2024 and 2023, the Company generated total revenue of $23,425 having sold the Application Programming Interface (API) packages provided on its website and $18,226, respectively.

Operating expenses

Total expenses for the nine months ended November 30, 2024 were $45,496 ($24,297 for the nine months ended November 30, 2023) consisting of general and administrative expenses. Expenses increased in the nine months ended November 30, 2024 primarily due to the professional fees, website development expenses and marketing expenses.

Net Losses

The company recorded a net loss of $22,071 for the nine months ended November 30, 2024, and $6,071 for the nine months ended November 30, 2023.

Liquidity and Capital Resources

As of November 30, 2024 we have cash reserves of approximately $1,237 and our liabilities are $89,479, comprising $13,000 accounts payable, $3,445 deferred revenue and $73,034 owed to Rassul Sadakbayev, our director. The available capital reserves of the Company are not sufficient for the Company to remain operational.

As of February 29, 2024 we have cash reserves of approximately $9,073 and our liabilities are $ 79,998, comprising $ 43,648 accounts payable and $36,350 owed to Rassul Sadakbayev, our director.

Shareholders’ equity has decreased from $28,058 as of February 29, 2024 to $5,987 as of November 30, 2024.

The Company has accumulated a deficit of $32,913 as of November 30, 2024, compared to $10,842 as of February 29, 2024, and further losses are anticipated in the development of its business. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

Net cash used in operating activities for the nine months ended November 30, 2024, was $3,120 ($19,644 – for the nine months ended November 30, 2023).

Cash flows from investing activities for the nine months ended November 30, 2024, was $41,400 ($7,000 - for the nine months ended November 30, 2023).

Cash flows from financing activities for the nine months ended November 30, 2024, was $36,684 ($20,470 - for the nine months ended November 30, 2023).

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

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation as of November 30, 2024, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, who are one and the same, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a–15(f) and 15d–15(e)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

During the period ending November 30, 2024, there were no pending or threatened legal actions against us.

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

ALIXO-YOLLOO CORPORATION

Date: January 10, 2025	By:	/s/ Roman Zhezhel
Name: Roman Zhezhel Title: Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title	Date

/s/ Roman Zhezhel Roman Zhezhel	President, Treasurer, Secretary and Director (Principal Executive, Financial and Accounting Officer)	January 10, 2025

/s/ Rassul Sadukbayev Rassul Sadukbayev	Director	January 10, 2025