Form 10-K/A
period 2024-02-29
ALIXO-YOLLOO Corp
filed 2025-03-28
CIK 1977837

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A

Amendment No. 1

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. [ ]

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

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

EXPLANATORY NOTE

Alixo-Yolloo Corporation (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) to amend the Company’s Annual Report on Form 10-K for the year ended February 29, 2024 (the “Original Form 10-K”), which was initially filed with the U.S. Securities and Exchange Commission (the “SEC”) on June 12, 2024. The purpose of this Amendment No.1 is to reissue the Report of Independent Registered Public Accounting Firm for the year ended February 28, 2023 included in the Original Form 10-K.

Additionally, on page 13 in the Balance Sheets, the line item previously labeled as "Prepaid expenses" has been renamed to "Assets in progress" and on page 16 in the Statements of Cash Flows, the line item previously labeled as "Decrease (increase) in prepaid expenses" has been renamed to "Decrease (increase) in assets in progress".

No other changes have been made to the original Form 10-K filing. This Amendment does not reflect events occurring after the filing date of the original Form 10-K or modify or update any disclosures that may have been affected by subsequent events.

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

ALIXO-YOLLOO CORPORATION

FEBRUARY 29, 2024

Report of the Independent Registered Public Accounting Firm

To the shareholders and the board of directors of

Alixo-Yolloo Corporation

Opinion on the Financial Statements

 We have audited the accompanying balance sheets of Alixo-Yolloo Corporation as of February 29, 2024 and February 28, 2023, and the related statements of operations, stockholders' equity, and cash flows for each of the of the two years in the period then ended February 29, 2024 and February 28, 2023, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of February 29, 2024 and February 28, 2023, and the results of its operations and its cash flows for each of the two years in the period ended February 29, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

Going Concern Uncertainty – See also Going Concern Uncertainty explanatory paragraph above:

As described in Note 2 to the financial statements, the Company has operating losses. Furthermore, the company have limited revenue since the inception of business. The ability of the Company to continue as a going concern is dependent upon generating profitable business operation and obtaining additional working capital funding from the Management. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The procedures performed to address the matter included.

(i)              We inquired of executive officers, and key members of management, of the Company regarding factors that would have an impact on the Company’s ability to continue as a going concern,

(ii)             We evaluated management’s plan for addressing the adverse effects of the conditions identified, including assessing the reasonableness of forecasted information and underlying assumptions by comparing to actual results of prior periods and actual results achieved to date, and utilizing our knowledge of the entity, its business and management in considering liquidity needs and the Company’s ability to generate sufficient cash flow,

(iii)            We assessed the possibility of raising additional debt or credit,

(iv)            We evaluated the completeness and accuracy of disclosures in the financial statements.

 /S/ Boladale Lawal

Boladale Lawal & CO (PCAOB ID 6993)

We have served as the Company's auditor since 2024

Lagos, Nigeria

March 24, 2025

ALIXO-YOLLOO CORPORATION

BALANCE SHEETS

	February 29, 2024	February 28, 2023
ASSETS
Current Assets
Cash	$9,073	$7,511
Other Receivable	15,000	-
Assets in Progress	60,800	7,000
Total Current Assets	84,873	14,511
Intangible Assets, Net	23,183	34,626
TOTAL ASSETS	$108,056	$49,137

LIABILITIES & STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities
Accounts Payable	$43,648	$31,828
Related Party Loan	36,350	16,380
Total Current Liabilities	79,998	48,208

Stockholders’ Equity
Common Stock, $0.001 par value, 75,000,000 shares authorized, 6,695,000 and 5,000,000 shares issued and outstanding as of February 29, 2024 and February 28, 2023, respectively	6,695	5,000
Additional Paid-In Capital	32,205	-
Accumulated Deficit	(10,842)	(4,071)
Total Stockholders’ Equity	28,058	929
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$108,056	$49,137

The accompanying notes are an integral part of these audited financial statements.

ALIXO-YOLLOO CORPORATION

STATEMENT OF OPERATIONS

	Year ended February 29, 2024	Year ended February 28, 2023
INCOME
Sales	$21,518	$-
Total income	21,518	-
Cost of goods sold	-	-
Gross (Loss) profit	21,518	-

EXPENSES
General and administrative expenses	$27,422	$1,342
Total expenses	27,422	1,342

Loss on sale of intangible asset	$867	$-

INCOME (LOSS) BEFORE TAX PROVISION	$(6,771)	$(1,342)

INCOME TAX EXPENSE	-	-

NET LOSS	$(6,771)	$(1,342)

WEIGHTED AVERAGE SHARES OUTSTANDING, BASIC AND DILUTED	5,173,825	5,000,000

BASIC AND DILUTED NET LOSS PER SHARE	$(0.00)	$(0.01)

The accompanying notes are an integral part of these audited financial statements.

ALIXO-YOLLOO CORPORATION

STATEMENT OF STOCKHOLDERS’ EQUITY

Years ended February 29, 2024 and February 28, 2023

	Common Stock		Additional Paid-in-Capital	Accumulated Deficit	Total
	Shares	Amount
Balance as of February 28, 2022	5,000,000	$5,000	$-	$(2,729)	$2,271

Net income for the period	-	-	-	(1,342)	(1,342)

Balance as of February 28, 2023	5,000,000	$5,000	$-	$(4,071)	$929

Common shares issued for cash	1,695,000	1,695	32,205	-	33,900
Net loss for the period	-	-	-	(6,771)	(6,771)

Balance as of February 29, 2024	6,695,000	$6,695	$32,205	$(10,842)	$28,058

The accompanying notes are an integral part of these audited financial statements.

ALIXO-YOLLOO CORPORATION

STATEMENTS OF CASH FLOWS

	Year ended February 29, 2024	Year ended February 28, 2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(6,771)	$(1,342)
Adjustments to reconcile net loss to net cash used in operating activities:
Accumulated Depreciation	1,443	194
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	(15,000)	-
Decrease (increase) in assets in progress	(53,800)	(7,000)
Increase (decrease) in accounts payable	11,820	31,828
Net cash flows used in operating activities	$(62,308)	$23,680

CASH FLOWS FROM INVESTING ACTIVITIES
Intangible assets	10,000	(34,820)
Net cash flows used in investing activities	$10,000	$(34,820)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the sale of common stock	33,900	-
Related-party loan	19,970	16,380
Net cash flows provided by financing activities	$53,870	$16,380

NET INCREASE (DECREASE) IN CASH	$1,562	$5,240

CASH, BEGINNING OF PERIOD	$7,511	$2,271

CASH, END OF PERIOD	$9,073	$7,511

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for income tax	$-	$-

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

ALIXO-YOLLOO CORPORATION

Date: March 28, 2025	By:	/s/ Roman Zhezhel
Name: Roman Zhezhel Title: Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title	Date

/s/ Roman Zhezhel Roman Zhezhel	President, Treasurer, Secretary and Director (Principal Executive, Financial and Accounting Officer)	March 28, 2025

/s/ Rassul Sadukbayev Rassul Sadukbayev	Director	March 28, 2025