Form 10-K
period 2025-02-28
ALIXO-YOLLOO Corp
filed 2025-05-29
CIK 1977837

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended February 28, 2025

or

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission file number 333-272825

ALIXO-YOLLOO CORPORATION

(Exact name of registrant as specified in its charter)

Nevada	37-1922983
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

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

Yes [ ]       No [X]

The aggregate market value of voting stock held by non-affiliates of the registrant, as of February 28, 2025, the last business day of the registrant’s most recently completed fiscal year , was $0.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  6,695,000 common shares issued and outstanding as of May 28, 2025.

PART I

Item 1. Business.

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

Item 1A.  Risk Factors.

Not applicable to smaller reporting companies.

Item 1B. Unresolved Staff Comments.

Not applicable to smaller reporting companies.

Item 1C. Cybersecurity.

None.

Item 2.  Properties.

We do not own any real estate or other properties.

Item 3.  Legal Proceedings.

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

Item 4.  Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

MARKET INFORMATION

Our common stock is listed on the OTC Markets under the symbol 'ALXY’. While we have received the symbol, trading of our common stock on the OTC Markets has not yet commenced as of the date of this filing. There is no assurance that trading will commence or that an active trading market will develop.

HOLDERS

As of May 28, 2025, the Company had 6,695,000 shares of our common stock issued and outstanding held by our shareholders.

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

As of February 28, 2025 and February 29, 2024, the Company had 6,695,000 and 6,695,000 shares issued and outstanding, respectively.

OTHER STOCKHOLDER MATTERS

None.

Item 6. [Reserved]

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations for the years ended February 28, 2025 and February 29, 2024:

Revenues

For the years ended February 28, 2025 and February 29, 2024, the Company generated total revenue of $37,760 having sold the Application Programming Interface (API) packages provided on its website and $21,518, respectively. The Company's revenue increased by $16,242, or 75%, compared to the prior year, primarily due to an overall increase in business activity and an expanded customer base.

Operating expenses

Total expenses for the year ended February 28, 2025 were $60,418 ($27,422 for the year ended February 29, 2024) consisting of general and administrative expenses. Expenses increased by $32,996, or 120%, for the year ended February 28, 2025, primarily driven by marketing expenses and software development expenses, reflecting the Company's strategic focus on growth.

Other Income (Expenses)

Total other expenses for the years ended February 28, 2025 and February 29, 2024 was $0 and $867, respectively. The other expenses included the loss on sale of the intangible asset.

Net Losses

The company recorded a net loss of $22,658 for the year ended February 28, 2025, and $6,771 for the year ended February 29, 2024. Despite the increase in revenue, the Company reported a net loss for the fiscal year ended February 28, 2025, as the growth of operating expenses exceeded the growth of revenue.

Liquidity and Capital Resources

As of February 28, 2025 we have cash reserves of approximately $13,861 ($9,073 as of February 29, 2024) and our liabilities are $111,064 ($79,998 as of February 29, 2024), comprising $27,150 accounts payable ($43,648 as of February 29, 2024), $10,880 deferred revenue ($0 as of February 29, 2024) and $73,034 ($36,350 as of February 29, 2024) owed to Rassul Sadakbayev, our director. The available capital reserves of the Company are not sufficient for the Company to remain operational.

Shareholders’ equity has decreased from $28,058 as of February 29, 2024 to $5,400 as of February 28, 2025.

The Company has accumulated a deficit of $33,500 as of February 28, 2025, compared to $10,842 as of February 29, 2024, and further losses are anticipated in the development of its business. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

Net cash used in operating activities for the year ended February 28, 2025, was $23,504 ($62,308 – for the year ended February 29, 2024). The Company moved from cash outflow to positive cash inflow, indicating an improvement in its ability to generate cash from its core business operations.

Cash flows from investing activities for the year ended February 28, 2025, was $55,400 ($10,000 - for the year ended February 29, 2024). The shift in investing activities indicated investment in long-term intangible assets.

Cash flows from financing activities for the year ended February 28, 2025, was $36,684 ($53,870 - for the year ended February 29, 2024). Financing activities showed an increase in cash inflows due to additional funds under a loan agreement with the Director of the Company.

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

Step 2: Identify the performance obligations in the contract

Step 3: Determine the transaction price

Step 4: Allocate the transaction price to the performance obligations in the contract

Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation

The Company generates revenue by selling API packages.

The Company recognizes revenue when title, ownership, and risk of loss pass to the customer, all of which occurs upon shipment or delivery of the product. There are no additional performance obligations. The transaction price is fixed in the invoice. Payment is generally made prior to the services being provided. If deposits are received prior to services being rendered, the Company recognizes deferred revenue until the services are completed.

Recent Issued Accounting Pronouncements

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

FEBRUARY 28, 2025

Report of the Independent Registered Public Accounting Firm

To the shareholders and the board of directors of

Alixo-Yolloo Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Alixo-Yolloo Corporation as of February 28, 2025 and February 29, 2024, and the related statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended February 28, 2025 and February 29, 2024, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of February 28, 2025 and February 29, 2024, and the results of its operations and its cash flows for each of the two years in the period ended February 28, 2025, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern as disclosed in Note 2 to the financial statement, the Company incurred a net loss of $(22,658) and an accumulated deficit of $(33,500) as of February 28, 2025, the Company currently have limited revenue. The continuation of the Company as a going concern through February 28, 2025, is dependent upon improving the profitability and the continuing financial support from its stockholders and lenders. Management believes the existing shareholders or external fund providers will provide the additional cash to meet the Company’s obligations as they become due.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Chartered Accountants

(PCAOB ID 6993)

We have served as the Company's auditor since 2024

Lagos, Nigeria

May 28, 2025

ALIXO-YOLLOO CORPORATION

BALANCE SHEETS

	February 28, 2025	February 29, 2024
ASSETS
Current Assets
Cash	$13,861	$9,073
Account Receivable	-	15,000
Prepaid Expenses	27,500	60,800
Total Current Assets	41,361	84,873
Intangible Assets, Net	75,103	23,183
TOTAL ASSETS	$116,464	$108,056

LIABILITIES & STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities
Accounts Payable	$27,150	$43,648
Deferred Revenue	10,880	-
Related Party Loan	73,034	36,350
Total Current Liabilities	111,064	79,998

Stockholders’ Equity
Common Stock, $0.001 par value, 75,000,000 shares authorized, 6,695,000 and 6,695,000 shares issued and outstanding as of February 28, 2025 and February 29, 2024, respectively	6,695	6,695
Additional Paid-In Capital	32,205	32,205
Accumulated Deficit	(33,500)	(10,842)
Total Stockholders’ Equity	5,400	28,058
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$116,464	$108,056

The accompanying notes are an integral part of these audited financial statements.

ALIXO-YOLLOO CORPORATION

STATEMENT OF OPERATIONS

	Year ended February 28, 2025	Year ended February 29, 2024
INCOME
Sales	$37,760	$21,518
Total income	37,760	21,518
Cost of goods sold	-	-
Gross (Loss) profit	37,760	21,518

EXPENSES
General and administrative expenses	$60,418	$27,422
Total expenses	60,418	27,422

Loss on sale of intangible asset	$-	$867

INCOME (LOSS) BEFORE TAX PROVISION	$(22,658)	$(6,771)

INCOME TAX EXPENSE	-	-

NET LOSS	$(22,658)	$(6,771)

WEIGHTED AVERAGE SHARES OUTSTANDING, BASIC AND DILUTED	5,173,825	5,173,825

BASIC AND DILUTED NET LOSS PER SHARE	$(0.00)	$(0.00)

The accompanying notes are an integral part of these audited financial statements.

ALIXO-YOLLOO CORPORATION

STATEMENT OF STOCKHOLDERS’ EQUITY

Years ended February 28, 2025 and February 29, 2024

	Common Stock		Additional Paid-in-	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance as of February 28, 2023	5,000,000	$5,000	$-	$(4,071)	$929

Common shares issued for cash	1,695,000	1,695	32,205	-	33,900
Net loss for the period	-	-	-	(6,771)	(6,771)

Balance as of February 29, 2024	6,695,000	$6,695	$32,205	$(10,842)	$28,058

Net loss for the period	-	-	-	(22,658)	(22,658)

Balance as of February 28, 2025	6,695,000	$6,695	$32,205	$(33,500)	$5,400

The accompanying notes are an integral part of these audited financial statements.

ALIXO-YOLLOO CORPORATION

STATEMENTS OF CASH FLOWS

Years ended February 28, 2025 and February 29, 2024

	Year ended February 28, 2025	Year ended February 29, 2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(22,658)	$(6,771)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	3,480	1,443
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	15,000	(15,000)
Decrease (increase) in prepaid expenses	33,300	(53,800)
Increase (decrease) in accounts payable	(16,498)	11,820
Increase (decrease) in deferred revenue	10,880	-
Net cash flows used in operating activities	$23,504	$(62,308)

CASH FLOWS FROM INVESTING ACTIVITIES
Intangible assets	(55,400)	10,000
Net cash flows used in investing activities	$(55,400)	$10,000

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the sale of common stock	-	33,900
Proceeds from related-party loan	51,684	19,970
Repayments on related-party loan	(15,000)	-
Net cash flows provided by financing activities	$36,684	$53,870

NET INCREASE (DECREASE) IN CASH	$4,788	$1,562

CASH, BEGINNING OF PERIOD	$9,073	$7,511

CASH, END OF PERIOD	$13,861	$9,073

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for income tax	$-	$-

The accompanying notes are an integral part of these audited financial statements.

ALIXO-YOLLOO CORPORATION

NOTES TO THE FINANCIAL STATEMENTS

FEBRUARY 28, 2025

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

The Company has generated limited revenues since inception and incurred a loss of $22,658 and $6,771 during the years ended February 28, 2025 and February 29, 2024, respectively. The Company has incurred losses since inception resulting in an accumulated deficit of $33,500 as of February 28, 2025 and further losses are anticipated in the development of its business. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

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

Step 2: Identify the performance obligations in the contract

Step 3: Determine the transaction price

Step 4: Allocate the transaction price to the performance obligations in the contract

Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation

The Company generates revenue by selling API packages.

The Company recognizes revenue when title, ownership, and risk of loss pass to the customer, all of which occurs upon shipment or delivery of the product. There are no additional performance obligations. The transaction price is fixed in the invoice. Payment is generally made prior to the services being provided. If deposits are received prior to services being rendered, the Company recognizes deferred revenue until the services are completed.

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

Basic Income (Loss) Per Share

The Company computes earnings (loss) per share in accordance with ASC 260-10-45 “Earnings per Share”, which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic earnings (loss) per share is computed by dividing net earnings (loss) available to common stockholders by the weighted average number of outstanding common shares during the period. Diluted earnings (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive earnings (loss) per share excludes al potential common shares if their effect is anti-dilutive. The Company has no potential dilutive instruments, and therefore, basic and diluted earnings (loss) per share are equal.

Dividends

The Company has not adopted any policy regarding payment of dividends. No dividends have been paid during the period presented.

Recently Adopted Accounting Pronouncements

The Company adopted the provisions of ASU No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” during the year ended February 28, 2025. This ASU requires additional disclosures regarding reportable segments and significant segment expenses, but does not change how an entity identifies its operating segments, aggregates those operating segments, or applies the quantitative thresholds to determine its reportable segments. The adoption of this new guidance did not have a significant impact on the Company’s results of operations, cash flows, or financial condition.

Recent Issued Accounting Pronouncements

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

As of February 28, 2025 and February 29, 2024, the Company had 6,695,000 and 6,695,000 shares issued and outstanding, respectively.

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

As of February 28, 2025, the Company’s director had advanced the Company $73,034 to cover the Company's operating expenses, of which $51,684 were advanced and the Company made repayments of $15,000 during the year ended February 28, 2025. The loan is non-interest bearing, due upon demand and unsecured.

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

During the year ended February 28, 2023, the Company acquired application code for $17,820 and song database for $17,000. In February 2024, the Company sold its database for $15,000. In August 2024, the Company acquired sound fingerprints database for $16,000. In February 2025, the Company acquired song database for $14,000.

During the year ended February 29, 2024, the Company capitalized website development costs for $7,000. During the year ended February 28, 2025, the Company capitalized website development costs for $25,400.

Amortization expense of capitalized software and website development costs was $3,480 and $2,577 for the years ended February 28, 2025 and February 29, 2024, respectively.

The Company had the following intangible assets as of February 28, 2025 and February 29, 2024:

	As of February 28, 2025	As of February 29, 2024
Application Code	$17,820	$17,820
Song Database	14,000	-
Sound Fingerprints Database	16,000	-
Website Development Costs	32,400	7,000
Accumulated Amortization	(5,117)	(1,637)
Intangible Assets, Net	$75,103	$23,183

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Contractual Commitments

The Company has entered into no contractual commitments as of February 28, 2025.

Litigation

The Company was not subject to any legal proceedings during the period from January 17, 2019 (Inception) to February 28, 2025 and no legal proceedings are currently pending or threatened to the best of our knowledge.

NOTE 8 – INCOME TAX PROVISION

Deferred Tax Assets

As of February 28, 2025, the Company had net operating loss (“NOL”) carry–forwards for Federal income tax purposes of $33,500 that may be offset against future taxable income through 2040.  No tax benefit has been recorded with respect to these net operating loss carry-forwards in the accompanying financial statements as the management of the Company believes that the realization of the Company’s net deferred tax assets of approximately $7,035 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by the full valuation allowance.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards which was used to offset tax payable from prior year’s operations. The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realization. The current valuation of tax allowance is not applicable as of February 28, 2025.

Components of deferred tax assets are as follows:

	Year Ended February 28, 2025	Year Ended February 29, 2024

Net Deferred Tax Asset Non-Current:
Net Operating Loss Carry-Forward	$33,500	$10,842
Effective tax rate	21%	21%
Expected Income Tax Benefit from NOL Carry-Forward	7,035	2,277
Less: Valuation Allowance	(7,035)	(2,277)
Deferred Tax Asset, Net of Valuation Allowance	$-	$-

The actual tax benefit at the expected rate of 21% differs from the expected tax benefit for the years ended February 28, 2025 and February 29, 2024 as follows:

	Year Ended February 28, 2025	Year Ended February 29, 2024

Computed “expected” tax expense (benefit)	$(4,758)	$(1,422)
Change in valuation allowance	$4,758	$1,422
Actual tax expense (benefit)	$-	$-

NOTE 9 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from February 28, 2025 to the date the financial statements were issued and has determined that there are no items to disclose other than as described below.

On April 17, 2025, a new independent director, Yeleussiz Dyussimbekov, was appointed as member of the Board of Directors of Alixo-Yolloo Corporation.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There were changes in auditors from Gries and Associates, LLC to BF Borgers CPA PC in November 2023 and then from BF Borgers CPA PC to Boladale Lawal & Co in May 2024. The changes were made with no disagreements between the parties.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our Principal Executive Officer and Principal Financial Officer conducted an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that in light of the material weaknesses described below, our disclosure controls and procedures were not effective as of February 28, 2025. See material weaknesses discussed below in Management’s Annual Report on Internal Control over Financial Reporting.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of February 28, 2025, using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO - 2013").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of February 28, 2025, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

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

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of February 28, 2025 based on criteria established in Internal Control-Integrated Framework issued by COSO.

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

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting occurred during the year ended February 28, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

DIRECTORS, EXECUTIVE OFFICERS, AND CONTROL PERSONS

Our executive officer's and director's and their respective ages are as follows:

Name	Age	Positions
Rassul Sadakbayev Business Center Sunkar, Building 47B, Aktau, 130002 Kazakhstan	45	Director
Roman Zhezhel Business Center Sunkar, Building 47B, Aktau, 130002 Kazakhstan	45	President, Treasurer, Secretary and Director (Principal Executive, Financial and Accounting Officer)

Set forth below is a brief description of the background and business experience of our executive officers and directors for the past five years.

Mr. Sadakbayev has served as our Director since the inception of Alixo-Yolloo Corporation on January 17, 2019. Rassul Sadakbayev received an M.A. in Economics and Business in July 2004. Mr. Sadakbayev served as a senior manager at UpDiasevy LLC in Kazakhstan from 2004 to 2009. From 2010 to 2015. Mr. Sadakbayev held the position of the Head Financial Manager at Kapaidos Co. Since 2015 to the incorporation date, Mr. Sadakbayev has been acting as an independent business consultant for various companies in the Republic of Kazakhstan.

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

Item 11. Executive Compensation.

EXECUTIVE COMPENSATION SUMMARY COMPENSATION TABLE

The following table sets forth information regarding each element of compensation that we paid or awarded to our named executive officers for fiscal years February 28, 2025 and February 29, 2024:

Name and Principal Position	Period	Salary ($)	Bonus ($)	Stock Awards ($)*	Option Awards ($)*	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Rassul Sadakbayev, Director	2025	0	0	0	0	0	0	0	0
	2024	0	0	0	0	0	0	0	0
Roman Zhezhel, Director, President, Secretary and Treasurer	2025	0	0	0	0	0	0	0	0
	2024	0	0	0	0	0	0	0	0

Our officers and directors have not received monetary compensation since our inception to the date of this Form 10-K. We currently do not pay any compensation to any officer or any member of our board of directors.

EMPLOYMENT AGREEMENTS

The Company is not a party to any employment agreement and has no compensation agreement with any officer or director.

DIRECTOR COMPENSATION

The following table sets forth director compensation as of February 28, 2025 and February 29, 2024:

Name	Period	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Opinion Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Rassul Sadakbayev	2025	0	0	0	0	0	0	0
	2024	0	0	0	0	0	0	0
Roman Zhezhel	2025	0	0	0	0	0	0	0
	2024	0	0	0	0	0	0	0

We have not compensated our directors for their service on our Board of Directors since our inception. There are no arrangements pursuant to which directors will be compensated in the future for any services provided as a director.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Rassul Sadakbayev is our director, control person and promoter and he shall receive no compensation for the placement of the offering.

On January 17, 2019, we offered and sold 5,000,000 shares of common stock to Mr. Sadakbayev, our Director, at a purchase price of $0.001 per share, for aggregate proceeds of $5,000.

Since January 17, 2019 to February 28, 2025, Mr. Sadakbayev has loaned the Company $88,034 and the Company made repayments of $15,000. In general Mr. Sadakbayev certify intention to loan to Alixo-Yolloo Corporation the amount of one hundred and fifty thousand U.S. dollars ($150,000). The loan does not have any term, carries no interest, and is not secured.

Item 14. Principal Accountant Fees and Services.

The following table sets forth the fees billed to our company for the years ended February 28, 2025 and February 29, 2024 for professional services rendered by Boladale Lawal & Co and the Company’s former independent auditors (BF Borgers CPA PC and Gries and Associates, LLC):

Fees	2025	2024
Audit Fees	$21,662	$22,200
Audit Related Fees	-	-
Tax Fees	-	-
Other Fees	-	-
Total Fees	$21,662	$22,200

PART IV

Item 15. Exhibits and Financial Statement Schedules.

Exhibit No.	Description
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

Item 16. Form 10-K Summary.

None.

SIGNATURES

In accordance with the requirements of the Securities Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALIXO-YOLLOO CORPORATION

Date: May 29, 2025	By:	/s/ Roman Zhezhel
Name: Roman Zhezhel Title: Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title	Date

/s/ Roman Zhezhel Roman Zhezhel	President, Treasurer, Secretary and Director (Principal Executive, Financial and Accounting Officer)	May 29, 2025

/s/ Rassul Sadukbayev Rassul Sadukbayev	Director	May 29, 2025