Form 10-K/A
period 2025-02-28
ALIXO-YOLLOO Corp
filed 2025-07-10
CIK 1977837

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  3,695,000 common shares issued and outstanding as of July 9, 2025.

EXPLANATORY NOTE

Alixo-Yolloo Corporation (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) to amend the Company’s Annual Report on Form 10-K for the year ended February 28, 2025 (the “Original Form 10-K”), which was initially filed with the U.S. Securities and Exchange Commission (the “SEC”) on May 29, 2025. The purpose of this Amendment No.1 is to adjust certain previously reported amounts in its balance sheets and the statements of cash flows as of and for the year ended February 29, 2024, to reflect the recording of the “Asset in Progress” in the balance sheets for an amount of $60,800 which was originally recognized as “Prepaid Expenses”. This adjustment did not materially impact the financial position and the result of operations of the Company for the year indicated.

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

Boladale Lawal & CO

Chartered Accountants

(PCAOB ID 6993)

We have served as the Company's auditor since 2024

Lagos, Nigeria

July 8, 2025

ALIXO-YOLLOO CORPORATION

BALANCE SHEETS

	February 28, 2025	February 29, 2024
ASSETS
Current Assets
Cash	$13,861	$9,073
Account Receivable	-	15,000
Assets in Progress	-	60,800
Prepaid Expenses	27,500	-
Total Current Assets	41,361	84,873
Intangible Assets, Net	75,103	23,183
TOTAL ASSETS	$116,464	$108,056

LIABILITIES & STOCKHOLDERS’ EQUITY
Liabilities
Current Liabilities
Accounts Payable	$27,150	$43,648
Deferred Revenue	10,880	-
Related Party Loan	73,034	36,350
Total Current Liabilities	111,064	79,998

Stockholders’ Equity
Common Stock, $0.001 par value, 75,000,000 shares authorized, 6,695,000 and 6,695,000 shares issued and outstanding as of February 28, 2025 and February 29, 2024, respectively	6,695	6,695
Additional Paid-In Capital	32,205	32,205
Accumulated Deficit	(33,500)	(10,842)
Total Stockholders’ Equity	5,400	28,058
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY	$116,464	$108,056

The accompanying notes are an integral part of these audited financial statements.

ALIXO-YOLLOO CORPORATION

STATEMENT OF OPERATIONS

	Year ended February 28, 2025	Year ended February 29, 2024
INCOME
Sales	$37,760	$21,518
Total income	37,760	21,518
Cost of goods sold	-	-
Gross (Loss) profit	37,760	21,518

EXPENSES
General and administrative expenses	$60,418	$27,422
Total expenses	60,418	27,422

Loss on sale of intangible asset	$-	$867

INCOME (LOSS) BEFORE TAX PROVISION	$(22,658)	$(6,771)

INCOME TAX EXPENSE	-	-

NET LOSS	$(22,658)	$(6,771)

WEIGHTED AVERAGE SHARES OUTSTANDING, BASIC AND DILUTED	5,173,825	5,173,825

BASIC AND DILUTED NET LOSS PER SHARE	$(0.00)	$(0.00)

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

ALIXO-YOLLOO CORPORATION

STATEMENTS OF CASH FLOWS

Years ended February 28, 2025 and February 29, 2024

	Year ended February 28, 2025	Year ended February 29, 2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(22,658)	$(6,771)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	3,480	1,443
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	15,000	(15,000)
Decrease (increase) in assets in progress	60,800	(53,800)
Decrease (increase) in prepaid expenses	(27,500)	-
Increase (decrease) in accounts payable	(16,498)	11,820
Increase (decrease) in deferred revenue	10,880	-
Net cash flows used in operating activities	$23,504	$(62,308)

CASH FLOWS FROM INVESTING ACTIVITIES
Intangible assets	(55,400)	10,000
Net cash flows used in investing activities	$(55,400)	$10,000

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the sale of common stock	-	33,900
Proceeds from related-party loan	51,684	19,970
Repayments on related-party loan	(15,000)	-
Net cash flows provided by financing activities	$36,684	$53,870

NET INCREASE (DECREASE) IN CASH	$4,788	$1,562

CASH, BEGINNING OF PERIOD	$9,073	$7,511

CASH, END OF PERIOD	$13,861	$9,073

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for income tax	$-	$-

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

ALIXO-YOLLOO CORPORATION

Date: July 10, 2025	By:	/s/ Roman Zhezhel
Name: Roman Zhezhel Title: Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title	Date

/s/ Roman Zhezhel Roman Zhezhel	President, Treasurer and Director (Principal Executive, Financial and Accounting Officer)	July 10, 2025

/s/ Rassul Sadukbayev Rassul Sadukbayev	Director	July 10, 2025