Form 10-Q
period 2025-05-31
ALIXO-YOLLOO Corp
filed 2025-07-14
CIK 1977837

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended May 31, 2025

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

Yes [ ]       No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  3,695,000 common shares issued and outstanding as of July 11, 2025.

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

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

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

ALIXO-YOLLOO CORPORATION

CONDENSED BALANCE SHEETS

	May 31, 2025 (Unaudited)	February 28, 2025 (Audited)
ASSETS
Current Assets
Cash	$16,677	$13,861
Prepaid Expenses	3,000	27,500
Total Current Assets	19,677	41,361
Intangible Assets, Net	97,766	75,103
TOTAL ASSETS	$117,443	$116,464

LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current Liabilities
Accounts Payable	$38,821	$27,150
Deferred Revenue	25,560	10,880
Related Party Loan	79,188	73,034
Total Current Liabilities	143,569	111,064

Stockholders’ Equity (Deficit)
Common Stock, $0.001 par value, 75,000,000 shares authorized, 6,695,000 and 6,695,000 shares issued and outstanding as of May 31, 2025 and February 28, 2025, respectively	6,695	6,695
Additional Paid-In Capital	32,205	32,205
Accumulated Deficit	(65,026)	(33,500)
Total Stockholders’ Equity (Deficit)	(26,126)	5,400
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)	$117,443	$116,464

The accompanying notes are an integral part of these unaudited financial statements.

ALIXO- YOLLOO CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

Three months ended May 31, 2025 and 2024

(Unaudited)

	Three months ended May 31, 2025	Three months ended May 31, 2024
INCOME
Sales	$11,476	$3,972
Total income	11,476	3,972
Cost of goods sold	-	-
Gross (Loss) profit	11,476	3,972

EXPENSES
General and administrative expenses	$43,002	$16,284
Total expenses	43,002	16,284

INCOME (LOSS) BEFORE TAX PROVISION	$(31,526)	$(12,312)

INCOME TAX EXPENSE	-	-

NET LOSS	$(31,526)	$(12,312)

WEIGHTED AVERAGE SHARES OUTSTANDING, BASIC AND DILUTED	6,695,000	6,695,000

BASIC AND DILUTED NET LOSS PER SHARE	$(0.00)	$(0.00)

The accompanying notes are an integral part of these unaudited financial statements.

ALIXO- YOLLOO CORPORATION

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

Three months ended May 31, 2025 and 2024

(Unaudited)

	Common Stock		Additional Paid-in-Capital	Accumulated Deficit	Total
	Shares	Amount
Balance as of February 29, 2024	6,695,000	$6,695	$32,205	$(10,842)	$28,058

Net loss for the period	-	-	-	(12,312)	(12,312)

Balance as of May 31, 2024	6,695,000	$6,695	$32,205	$(23,154)	$15,746

Balance as of February 28, 2025	6,695,000	$6,695	$32,205	$(33,500)	$5,400

Net loss for the period	-	-	-	(31,526)	(31,526)

Balance as of May 31, 2025	6,695,000	$6,695	$32,205	$(65,026)	$(26,126)

The accompanying notes are an integral part of these unaudited financial statements.

ALIXO- YOLLOO CORPORATION

CONDENSED STATEMENTS OF CASH FLOWS

Three months ended May 31, 2025 and 2024

(Unaudited)

	Three months ended May 31, 2025	Three months ended May 31, 2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(31,526)	$(12,312)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	1,337	414
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	-	15,000
Decrease (increase) in assets in progress	-	27,700
Decrease (increase) in prepaid expenses	24,500	-
Increase (decrease) in accounts payable	11,671	(41,548)
Increase (decrease) in deferred revenue	14,680	6,617
Net cash flows used in operating activities	$20,662	$(4,129)

CASH FLOWS FROM INVESTING ACTIVITIES
Intangible assets	(24,000)	(25,400)
Net cash flows used in investing activities	$(24,000)	$(25,400)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related-party loan	6,154	35,648
Repayments on related-party loan	-	(15,000)
Net cash flows provided by financing activities	$6,154	$20,648

NET INCREASE (DECREASE) IN CASH	$2,816	$(8,881)

CASH, BEGINNING OF PERIOD	$13,861	$9,073

CASH, END OF PERIOD	$16,677	$192

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$-	$-
Cash paid for income tax	$-	$-

The accompanying notes are an integral part of these unaudited financial statements.

ALIXO- YOLLOO CORPORATION

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

MAY 31, 2025

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

The Company has generated limited revenues since inception and incurred a loss of $31,526 and $12,312 for the three months ended May 31, 2025, and 2024, respectively. The Company has incurred losses since inception resulting in an accumulated deficit of $65,026 as of May 31, 2025 and further losses are anticipated in the development of its business.  Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

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

The results for the three months ended May 31, 2025, are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended February 28, 2025, filed with the Securities and Exchange Commission.

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

Reclassification of Prior Year Presentation

Certain prior year amounts have been reclassified for consistency with the current year presentation. The Company has reclassified $60,800 previously reported under "Prepaid Expense" to "Assets in Process" in the balance sheets and statements of cash flows as of and for the fiscal year ended February 29, 2024. This adjustment did not materially impact the financial position and the result of operations of the Company for the year indicated.

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

As of May 31, 2025 and February 28, 2025, the Company had 6,695,000 and 6,695,000 shares issued and outstanding, respectively.

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

As of May 31, 2025, the Company’s director had advanced the Company $79,188 to cover the Company's operating expenses, of which $6,154 and $20,648 was advanced during the three months ended May 31, 2025 and 2024, respectively. The loan is non-interest bearing, due upon demand and unsecured.

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

During the year ended February 28, 2023, the Company acquired application code for $17,820 and song database for $17,000. In February 2024, the Company sold its database for $15,000. In August 2024, the Company acquired sound fingerprints database for $16,000. In February 2025, the Company acquired song database for $14,000. In May 2025, the Company acquired AI Mood Matching API Module for $24,000.

During the year ended February 29, 2024, the Company capitalized website development costs for $7,000. During the year ended February 28, 2025, the Company capitalized website development costs for $25,400.

Amortization expense of capitalized software and website development costs was $1,337 and $414 for the three months ended May 31, 2025 and 2024, respectively.

The Company had the following intangible assets as of May 31, 2025 and February 28, 2025:

	As of May 31, 2025	As of February 28, 2025
Application Code	$17,820	$17,820
AI Mood Matching API Module	24,000	-
Song Database	14,000	14,000
Sound Fingerprints Database	16,000	16,000
Website Development Costs	32,400	32,400
Accumulated Amortization	(6,454)	(5,117)
Intangible Assets, Net	$97,766	$75,103

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Contractual Commitments

The Company has entered into no contractual commitments as of May 31, 2025.

Litigation

The Company was not subject to any legal proceedings during the period from January 17, 2019 (Inception) to May 31, 2025 and no legal proceedings are currently pending or threatened to the best of our knowledge.

NOTE 8 – INCOME TAX PROVISION

As of May 31, 2025, the Company had net operating loss (“NOL”) carry–forwards for Federal income tax purposes of $65,026 that may be offset against future taxable income through 2040.  No tax benefit has been recorded with respect to these net operating loss carry-forwards in the accompanying financial statements as the management of the Company believes that the realization of the Company’s net deferred tax assets of approximately $13,655 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by the full valuation allowance.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards which was used to offset tax payable from prior year’s operations. The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realization. The current valuation of tax allowance is not applicable as of May 31, 2025.

Components of deferred tax assets are as follows:

		Three Months Ended May 31, 2025		Year Ended February 28, 2025

Net Deferred Tax Asset Non-Current:
Net Operating Loss Carry-Forward		$65,026		$33,500
Effective tax rate	x	21%	x	21%
Expected Income Tax Benefit from NOL Carry-Forward		13,655		7,035
Less: Valuation Allowance		(13,655)		(7,035)
Deferred Tax Asset, Net of Valuation Allowance		$-		$-

The actual tax benefit at the expected rate of 21% differs from the expected tax benefit for the three months ended May 31, 2025 and the year ended February 28, 2025 as follows:

	Three Months Ended May 31, 2025	Year Ended February 28, 2025

Computed “expected” tax expense (benefit)	$(6,620)	$(4,758)
Change in valuation allowance	$6,620	$4,758
Actual tax expense (benefit)	$-	$-

NOTE 9 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from May 31, 2025 to the date the financial statements were issued and has determined that there are no items to disclose other than as described below.

On June 27, 2025, Rassul Sadukbayev, director of Alixo-Yolloo Corporation, who is the owner of 5,000,000 restricted shares representing 74.68% of the Company’s outstanding share capital, voluntarily decided to cancel 3,000,000 of his restricted shares. The cancellation was made without any compensation or consideration, and in the best interest of the Company. This action resulted in a material change to the Company's capital structure and a reduction in total outstanding shares, impacting the Company’s reported shareholder equity and ownership distribution. The cancellation is effective as of June 27, 2025.

As a result of this cancellation:

·	The total number of outstanding shares of the Company was reduced from 6,695,000 shares to 3,695,000 shares.
·	Mr. Sadukbayev’s ownership was reduced from 5,000,000 shares (74.68%) to 2,000,000 shares (54.13%).

On July 7, 2025 the Board of Directors of Alixo-Yolloo Corporation accepted the resignation of Roman Zhezhel from his position as Secretary of the Company, effective immediately. Mr. Zhezhel did not resign due to any disagreement with the Company on any matter relating to its operations, policies, or practices. Mr. Zhezhel continues to serve as the Company’s President, Director, Treasurer, Principal Executive, Financial and Accounting Officer.

On July 7, 2025, the Board of Directors appointed Anastasiia Zadorozhna as Secretary of the Company, effective immediately.

Item 2.	Management’ Discussion and Analysis of Financial Condition and Results of Operations.

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

Employees

We are a development stage company and currently have no employees, other than our board of directors, Rassul Sadakbayev, Director, Roman Zhezhel who takes the position of the President, Treasurer and Director, and Anastasiia Zadorozhna, Secretary.

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

RESULTS OF OPERATIONS

Results of Operations for the three months ended May 31, 2025, compared to May 31, 2024:

Revenues

For the three months ended May 31, 2025 and 2024, the Company generated total revenue of $11,476 having sold the Application Programming Interface (API) packages provided on its website and $3,972, respectively. The Company's revenue increased by $7,504, or 189%, compared to the prior year, primarily due to an overall increase in business activity and an expanded customer base.

Operating expenses

Total expenses for the three months ended May 31, 2025 were $43,002 ($16,284 for the three months ended May 31, 2024) consisting of general and administrative expenses. Expenses increased by $26,718, or 164%, for the three months ended May 31, 2025, primarily driven by professional fees and marketing expenses.

Net Losses

The company recorded a net loss of $31,526 for the three months ended May 31, 2025, and $12,312 for the three months ended May 31, 2024. Despite the increase in revenue, the Company reported a net loss for the three months ended May 31, 2025, as the growth of operating expenses exceeded the growth of revenue.

Liquidity and Capital Resources

As of May 31, 2025 we have cash reserves of approximately $16,677 ($13,861 as of February 28, 2025) and our liabilities are $143,569 ($111,064 as of February 28, 2025), comprising $38,821 accounts payable ($27,150 as of February 28, 2025), $25,560 deferred revenue ($10,880 as of February 28, 2025) and $79,188 ($73,034 as of February 28, 2025) owed to Rassul Sadakbayev, our director. The available capital reserves of the Company are not sufficient for the Company to remain operational.

Shareholders’ equity (deficit) has decreased from $5,400 as of February 28, 2025 to $(26,126) as of May 31, 2025.

The Company has accumulated a deficit of $65,026 as of February 28, 2025, compared to $33,500 as of February 28, 2025, and further losses are anticipated in the development of its business. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

Net cash used in operating activities for the three months ended May 31, 2025, was $20,662 ($4,129 – for the three months ended May 31, 2024). The Company moved from cash outflow to positive cash inflow, indicating an improvement in its ability to generate cash from its core business operations.

Cash flows from investing activities for the three months ended May 31, 2025, was $24,000 ($25,400 - for the three months ended May 31, 2024). The shift in investing activities indicated investment in long-term intangible assets.

Cash flows from financing activities for the three months ended May 31, 2025, was $6,154 ($20,648 - for the three months ended May 31, 2024). Financing activities showed a decrease in cash inflows due to additional funds under a loan agreement with the Director of the Company.

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

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation as of May 31, 2025, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, who are one and the same, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a–15(f) and 15d–15(e)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

During the period ending May 31, 2025, there were no pending or threatened legal actions against us.

Item 1A.	Risk Factors.

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Not Applicable.

Item 3.	Defaults Upon Senior Securities.

Not Applicable.

Item 4.	Mine Safety Disclosures.

Not Applicable.

Item 5.	Other Information.

There is no other information required to be disclosed under this item that has not previously been reported.

Item 6.	Exhibits.

Exhibit No.	Description
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Securities Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALIXO-YOLLOO CORPORATION

Date: July 14, 2025	By:	/s/ Roman Zhezhel
Name: Roman Zhezhel Title: Chief Executive Officer (Principal Executive Officer) and Chief Financial Officer (Principal Financial and Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title	Date

/s/ Roman Zhezhel Roman Zhezhel	President, Treasurer and Director (Principal Executive, Financial and Accounting Officer)	July 14, 2025

/s/ Rassul Sadukbayev Rassul Sadukbayev	Director	July 14, 2025