Form 10-Q
period 2025-08-31
MADE IN USA INC.
filed 2025-10-14
CIK 1977837

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended August 31, 2025

or

☐ Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission File Number: 000-56669

MADE IN USA INC.

(Exact name of registrant as specified in its charter)

(Former name, if changed since last report)

Nevada	37-1922983
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

1712 Pioneer Ave, Suite 500, Cheyenne, WY, 82001, USA

(Address, including Zip Code, of principal executive offices)

Registrant’s telephone number, including area code: (561) 789-1139

Business Center Sunkar, Building 47B, Aktau, 130002 Kazakhstan

(Former address if changed, since last report)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
N/A	N/A	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes ☒       No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).      Yes ☒       No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large, accelerated filer	☐	Accelerated filer	☐
Non-accelerated Filer	☒	Smaller reporting company	☒
(Do not check if this is a smaller reporting company)		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes ☐       No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 3,695,000 shares of Common Stock were issued and outstanding as of August 31, 2025.

SPECIAL NOTE REGARDING FORWARD—LOOKING STATEMENTS

Statements made in this Form 10-Q that are not historical, or current facts are “forward-looking statements” made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the “Act”) and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as “may”, “will”, “expect”, “believe”, “anticipate”, “estimate”, “approximate” or “continue”, or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management’s best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

Financial information contained in this quarterly report and in our unaudited interim financial statements is stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

Introduction to the business of the company post change in control

Made in USA Inc., a Nevada corporation (the “Company”), was formerly named Alixo-Yolloo Corporation and was engaged in the business of developing and marketing a mobile application named “Alixo.” Alixo has been designed to help users identify music tracks based on short samples recorded via their device’s microphone. As reported in the Company’s Form 8-K report filed September 10, 2025, there was a change in control of the Company by a purchase by a group of a majority of the Company’s outstanding Common Stock and a change in the members of the Company’s Board of Directors and the identity of the Company’s executive officers.

Made in USA Inc. is a United States based company the business of which is to develop and thereafter operate a business primarily of reshoring industrial capacity to the United States, rebuilding U.S. manufacturing, and ensuring supply chain authenticity. The Company is building a technology-based system leveraging blockchain, artificial intelligence (“AI”), and internet of things (“IoT”) technologies, to provide certification, transparency, and validation solutions for American-made products.

The Company intends to specialize in the onshoring of industrial companies to help rebuild the United States’ manufacturing base and meet the demand for products manufactured in the USA. The Company intends to focus on acquiring technology and existing business operations overseas and reshoring those operations to the USA. The Company is also developing technology to assist in the tracking and authenticity of the origin of products for digital output, industry and agriculture, ensuring customers know the origin of the data and products they consume. Providing validation and digital evidence so all parties can meet their compliance requirements.

The Company’s technology is designed to help customers build and rely on a network of certified American products. The Company has identified industry verticals for its first acquisitions, identified potential acquisitions, and is negotiating the first transactions for 2025-2026. It plans to reshore the manufacturing to the Southeast United States in the Asheville, North Carolina, area.

The Company maintains a technology platform for tracking, authenticity, and validation. The technology is built on the foundation of both enterprise resource planning and blockchain technology and offers an industry-leading approach for providing products with a digital identity. The technology has been developed and tested over multiple years and is an operational commercial solution.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

The accompanying financial statements present information for the Company prior to the change in control. See “Introduction to the Business of the Company Post Change in Control” supra.

The accompanying financial information has been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted principles have been condensed or omitted pursuant to such rules and regulations.

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

MADE IN USA INC.

(Formerly Alixo-Yolloo Corporation)

CONDENSED BALANCE SHEETS

	August 31, 2025 (Unaudited)	February 28, 2025 (Audited)
ASSETS
Current Assets
Cash	$–	$13,861
Prepaid Expenses	5,625	27,500
Total Current Assets	5,625	41,361
Intangible Assets, Net	96,029	75,103
TOTAL ASSETS	$101,654	$116,464

LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current Liabilities
Accounts Payable	$622	$27,150
Deferred Revenue	1,100	10,880
Related Party Loan	–	73,034
Total Current Liabilities	1,722	111,064

Stockholders’ Equity (Deficit)
Common Stock, $0.001 par value, 75,000,000 shares authorized, 3,695,000 and 6,695,000 shares issued and outstanding as of August 31, 2025, and February 28, 2025, respectively	3,695	6,695
Additional Paid-In Capital	152,598	32,205
Accumulated Deficit	(56,361)	(33,500)
Total Stockholders’ Equity (Deficit)	99,932	5,400
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)	$101,654	$116,464

The accompanying notes are an integral part of these unaudited financial statements.

MADE IN USA INC.

(Formerly Alixo-Yolloo Corporation)

CONDENSED STATEMENTS OF OPERATIONS

Three and six months ended August 31, 2025, and 2024

(Unaudited)

	Three months ended August 31, 2025	Three months ended August 31, 2024	Six months ended August 31, 2025	Six months ended August 31, 2024
INCOME
Sales	$24,460	$10,611	$35,936	$14,583
Total income	24,460	10,611	35,936	14,583
Cost of goods sold	–	–	–	–
Gross (Loss) profit	24,460	10,611	35,936	14,583

EXPENSES
General and administrative expenses	15,795	20,067	58,797	36,351
Total expenses	15,795	20,067	58,797	36,351

INCOME (LOSS) BEFORE TAX PROVISION	8,665	(9,456)	(22,861)	(21,768)

INCOME TAX EXPENSE	–	–	–	–

NET INCOME (LOSS)	$8,665	$(9,456)	$(22,861)	$(21,768)

WEIGHTED AVERAGE SHARES OUTSTANDING, BASIC AND DILUTED	6,695,000	6,695,000	6,695,000	6,695,000

BASIC AND DILUTED NET LOSS PER SHARE	$0.00	$(0.00)	$(0.00)	$(0.00)

The accompanying notes are an integral part of these unaudited financial statements.

MADE IN USA INC.

(Formerly Alixo-Yolloo Corporation)

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

Three and six months ended August 31, 2025, and 2024

(Unaudited)

	Common Stock		Additional Paid-in-	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance as of February 29, 2024	6,695,000	$6,695	$32,205	$(10,842)	$28,058

Net loss for the period	–	–	–	(12,312)	(12,312)

Balance as of May 31, 2024	6,695,000	6,695	32,205	(23,154)	15,746

Net loss for the period	–	–	–	(9,456)	(9,456)

Balance as of August 31, 2024	6,695,000	$6,695	$32,205	$(32,610)	$6,290

Balance as of February 28, 2025	6,695,000	$6,695	$32,205	$(33,500)	$5,400

Net loss for the period	–	–	–	(31,526)	(31,526)

Balance as of May 31, 2025	6,695,000	6,695	32,205	(65,026)	(26,126)

Cancellation of restricted shares	(3,000,000)	(3,000)	3,000	–	–
Cancellation of related party loan	–	–	117,393	–	117,393
Net income for the period	–	–	–	8,665	8,665

Balance as of August 31, 2025	3,695,000	$3,695	$152,598	$(56,361)	$99,932

The accompanying notes are an integral part of these unaudited financial statements.

MADE IN USA INC.

(Formerly Alixo-Yolloo Corporation)

CONDENSED STATEMENTS OF CASH FLOWS

Six months ended August 31, 2025, and 2024

(Unaudited)

	Six months ended August 31, 2025	Six months ended August 31, 2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(22,861)	$(21,768)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	3,074	1,251
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	–	15,000
Decrease (increase) in assets in progress	–	60,800
Decrease (increase) in prepaid expenses	21,875	(36,500)
Increase (decrease) in accounts payable	(26,528)	(12,394)
Increase (decrease) in deferred revenue	(9,780)	5,287
Net cash flows used in operating activities	(34,220)	11,676

CASH FLOWS FROM INVESTING ACTIVITIES
Intangible assets	(24,000)	(41,400)
Net cash flows used in investing activities	(24,000)	(41,400)

CASH FLOWS FROM FINANCING ACTIVITIES
Conversion of related-party loan into additional paid-in capital	117,393	–
Proceeds from related-party loan	44,359	35,684
Repayments on related-party loan	(117,393)	(15,000)
Net cash flows provided by financing activities	44,359	20,684

NET INCREASE (DECREASE) IN CASH	$(13,861)	$(9,040)

CASH, BEGINNING OF PERIOD	$13,861	$9,073

CASH, END OF PERIOD	$–	$33

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$–	$–
Cash paid for income tax	$–	$–

The accompanying notes are an integral part of these unaudited financial statements.

MADE IN USA INC.

(Formerly Alixo-Yolloo Corporation)

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

AUGUST 31, 2025

(Unaudited)

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

The accompanying financial statements present information for the Company prior to the change in control. See “Introduction to the Business of the Company Post Change in Control” supra.

NOTE 2 – GOING CONCERN

The financial statements have been prepared on a going-concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.

The Company has generated limited revenues since inception and incurred a loss of $22,861 and $21,768 for the six months ended August 31, 2025, and 2024, respectively. The Company has incurred losses since inception resulting in an accumulated deficit of $56,361 as of August 31, 2025, and further losses are anticipated in the development of its business. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars. The Company’s fiscal year end is February 28 fiscal year end. The Company has changed its year end to the calendar year.

The results for the six months ending August 31, 2025, are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended February 28, 2025, filed with the Securities and Exchange Commission.

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

Reclassification of Prior Year Presentation

Certain prior year amounts have been reclassified for consistency with the current year presentation. The Company has reclassified $60,800 previously reported under “Prepaid Expense” to “Assets in Process” in the balance sheets and statements of cash flows as of and for the fiscal year ended February 29, 2024. This adjustment did not materially impact on the financial position and the result of operations of the Company for the year indicated.

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

These tiers include:

Level 1: defined as observable inputs such as quoted prices in active markets.

Level 2: defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and

Level 3:  defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The carrying value of cash and the Company’s loan from shareholder approximates fair value due to their short-term maturity.

Software

The Company follows the provisions of ASC 985, “Software”, which requires that all costs incurred be expensed until technological feasibility have been established.

Impairment of Long-Lived Assets

The Company continually monitors events and changes in circumstances that could indicate carrying out large amounts of long-lived assets may not be recoverable. When such events or changes in circumstances are present, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the future cash flows is less than the carrying amount of those assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs to sell.

Property and Equipment

Property and equipment are stated at cost and depreciated on the straight-line method over the estimated life of the asset, which is 3 years. Intangible Assets is made up of software costs stated at cost and amortized on the straight-line method over the estimated life of the asset, which is 15 years.

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customer”. The Company applies the following five steps in order to determine the appropriate amount of revenue to be recognized as it fulfills its obligations under each of its agreements:

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

Basic Income (Loss) Per Share

The Company computes earnings (loss) per share in accordance with ASC 260-10-45 “Earnings per Share”, which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic earnings (loss) per share is computed by dividing net earnings (loss) available to common stockholders by the weighted average number of outstanding common shares during the period. Diluted earnings (loss) per share gives effect on all dilutive potential common shares outstanding during the period. Dilutive earnings (loss) per share excludes all potential common shares if their effect is anti-dilutive. The Company has no potential dilutive instruments, and therefore, basic and diluted earnings (loss) per share are equal.

Dividends

The Company has not adopted any policy regarding payment of dividends. No dividends have been paid during the period presented.

Recently Adopted Accounting Pronouncements

The Company adopted the provisions of ASU No. 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” during the year ended February 28, 2025. This ASU requires additional disclosures regarding reportable segments and significant segment expenses but does not change how an entity identifies its operating segments, aggregates those operating segments, or applies the quantitative thresholds to determine its reportable segments. The adoption of this new guidance did not have a significant impact on the Company’s results of operations, cash flows, or financial condition.

Recent Issued Accounting Pronouncements

The Company has reviewed all the recent accounting pronouncements issued to date of the issuance of these financial statements and does not believe any of these pronouncements will have a material impact on the Company other than those relating to Development Stage Entities discussed above.

NOTE 4 – COMMON STOCK

The Company has 75,000,000 common shares authorized with a par value of $0.001 per share. In July 2021 the Company issued 5,000,000 shares of its common stock at $0.001 per share for total proceeds of $5,000 to a related party (see NOTE 5).

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

On June 27, 2025, Rassul Sadukbayev, former director of Alixo-Yolloo Corporation, who was the owner of 5,000,000 restricted shares representing 74.68% of the Company’s outstanding share capital, voluntarily decided to cancel 3,000,000 of his restricted shares. The cancellation was made without any compensation or consideration, and in the best interest of the Company. This action resulted in a material change to the Company’s capital structure and a reduction in total outstanding shares, impacting the Company’s reported shareholder equity and ownership distribution. The cancellation is effective as of June 27, 2025.

As a result of this cancellation:

•	The total number of outstanding shares of the Company was reduced from 6,695,000 shares to 3,695,000 shares.
•	Mr. Sadukbayev’s ownership was reduced from 5,000,000 shares (74.68%) to 2,000,000 shares (54.13%).

As of August 31, 2025, and February 28, 2025, the Company had 3,695,000 and 6,695,000 shares issued and outstanding, respectively.

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

From inception to August 31, 2025, the Company’s former director advanced the Company $117,393 to cover the Company’s operating expenses, of which $44,359 was advanced during the six months ended August 31, 2025, and the full amount of $117,393 was repaid during the same period, resulting in a zero balance as of August 31, 2025. The loan was non-interest bearing, due upon demand and unsecured.

In July 2021 the Company sold 5,000,000 shares of common stock at a price of $0.001 per share to its former director, Rassul Sadukbayev. On June 27, 2025, Rassul Sadukbayev, who was the owner of 5,000,000 restricted shares decided to cancel 3,000,000 of his restricted shares. The cancellation was made without any compensation or consideration.

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

During the year ended February 29, 2024, the Company capitalized website development costs for $7,000. During the year ending February 28, 2025, the Company capitalized website development costs for $25,400.

Amortization expense of capitalized software and website development costs was $1,737 and $837 for the three months ended August 31, 2025, and 2024, respectively. Amortization expense of capitalized software and website development costs was $3,074 and $1,251 for the six months ended August 31, 2025, and 2024, respectively.

The Company had the following intangible assets as of August 31, 2025, and February 28, 2025:

	As of August 31, 2025	As of February 28, 2025
Application Code	$17,820	$17,820
AI Mood Matching API Module	24,000	–
Song Database	14,000	14,000
Sound Fingerprints Database	16,000	16,000
Website Development Costs	32,400	32,400
Accumulated Amortization	(8,191)	(5,117)
Intangible Assets, Net	$96,029	$75,103

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Contractual Commitments

The Company has entered into no contractual commitments as of August 31, 2025.

Litigation

The Company was not subject to any legal proceedings during the period from January 17, 2019 (Inception) to August 31, 2025, and no legal proceedings are currently pending or threatened to the best of our knowledge.

NOTE 8 – INCOME TAX PROVISION

As of August 31, 2025, the Company had net operating loss (“NOL”) carryforwards for Federal income tax purposes of $56,361 that may be offset against future taxable income through 2040.  No tax benefit has been recorded with respect to these net operating loss carry-forwards in the accompanying financial statements as the management of the Company believes that the realization of the Company’s net-deferred tax assets of approximately $11,836 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by the full valuation allowance.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards which was used to offset tax payable from prior year’s operations. The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realization. The current valuation of tax allowance is not applicable as of August 31, 2025.

Components of deferred tax assets are as follows:

	Six Months Ended August 31, 2025	Year Ended February 28, 2025
Net Deferred Tax Asset Non-Current:
Net Operating Loss Carry-Forward	$56,361	$33,500
Effective tax rate	21%	21%
Expected Income Tax Benefit from NOL Carry-Forward	11,836	7,035
Less: Valuation Allowance	(11,836)	(7,035)
Deferred Tax Asset, Net of Valuation Allowance	$–	$–

The actual tax benefit at the expected rate of 21% differs from the expected tax benefit for the six months ended August 31, 2025 and the year ended February 28, 2025 as follows:

	Six Months Ended August 31, 2025	Year Ended February 28, 2025

Computed “expected” tax expense (benefit)	$(4,801)	$(4,758)
Change in valuation allowance	$4,801	$4,758
Actual tax expense (benefit)	$–	$–

NOTE 9 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from August 31, 2025, to the date the financial statements were issued and has determined that there are no items to disclose other than the change of control described in “Introduction to the Business of the Company Post Change in Control” supra.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Management’s Discussion and Analysis of Financial Condition and results operations is based on the Company’s results prior to the change in control. See “Introduction to the Business of the Company Post Change in Control” supra.

Results of Operations

Results of Operations for the three months ended August 31, 2025, compared to August 31, 2024:

Revenues

For the three months ended August 31, 2025, and 2024, the Company generated total revenue of $24,460 having sold the Application Programming Interface (API) packages provided on its website and $10,611, respectively. The Company’s revenue increased by $13,849, or 131%, compared to the prior year, primarily due to an overall increase in business activity and an expanded customer base.

Operating expenses

Total expenses for the three months ended August 31, 2025, were $15,795 ($20,067 for the three months ended August 31, 2024) consisting of general and administrative expenses. Expenses decreased by $4,272, or 21%, for the three months ended August 31, 2025, primarily driven by lower software and website development expenses.

Net Losses

The company recorded a net income (loss) of $8,665 for the three months ending August 31, 2025, and $(9,456) for the three months ending August 31, 2024. The Company’s net income for the three months ended August 31, 2025, increased compared to a net loss in the same period last year, primarily due to the factors discussed above.

Results of Operations for the six months ended August 31, 2025, compared to August 31, 2024:

Revenues

For the six months ended August 31, 2025, and 2024, the Company generated total revenue of $35,936 having sold the Application Programming Interface (API) packages provided on its website and $14,583, respectively. The Company’s revenue increased by $21,353, or 146%, compared to the prior year, primarily due to an overall increase in business activity and an expanded customer base.

Operating expenses

Total expenses for the six months ended August 31, 2025, were $58,797 ($36,351 for the six months ended August 31, 2024) consisting of general and administrative expenses. Expenses increased by $22,446, or 62%, for the six months ended August 31, 2025, primarily driven by professional fees and marketing expenses.

Net Losses

The company recorded a net loss of $22,861 for the six months ended August 31, 2025, and $21,768 for the six months ended August 31, 2024. The Company’s net loss for the six months ended August 31, 2025, increased slightly compared to the same period last year, primarily due to the factors discussed above.

Liquidity and Capital Resources

As of August 31, 2025, we have cash reserves of $0 ($13,861 as of February 28, 2025) and our liabilities are $1,722 ($111,064 as of February 28, 2025), comprising $622 accounts payable ($27,150 as of February 28, 2025), $1,100 deferred revenue ($10,880 as of February 28, 2025) and $0 owed to Rassul Sadakbayev, our former director ($73,034 as of February 28, 2025). The available capital reserves of the Company are not sufficient for the Company to remain operational.

Shareholders’ equity (deficit) has increased from $5,400 as of February 28, 2025, to $99,932 as of August 31, 2025.

The Company has accumulated a deficit of $56,361 as of August 31, 2025, compared to $33,500 as of February 28, 2025, and further losses are anticipated in the development of its business. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

Net cash used in operating activities for the six months ended August 31, 2025, was $34,220 ($11,676– for the six months ended August 31, 2024). The Company moved from cash outflow to positive cash inflow, indicating an improvement in its ability to generate cash from its core business operations.

Cash flows from investing activities for the six months ended August 31, 2025, was $24,000 ($41,400 - for the six months ended August 31, 2024). The shift in investing activities indicated investment in long-term intangible assets.

Cash flows from financing activities for the six months ended August 31, 2025, was $44,359 ($20,648 - for the six months ended August 31, 2024). Financing activities showed an increase in cash inflows due to additional funds under a loan agreement with the former Director of the Company.

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

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation as of August 31, 2025, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, who are one and the same, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a–15(f) and 15d–15(e)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

During the period ending August 31, 2025, there were no pending or threatened legal actions against us.

Item 1A.	Risk Factors.

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Not Applicable.

Item 3.	Defaults Upon Senior Securities.

Not Applicable.

Item 4.	Mine Safety Disclosures.

Not Applicable.

Item 5.	Other Information.

During the quarter ended August 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.	Exhibits.

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a)
32.1	Certification of Principal Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Accounting Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

In accordance with the requirements of the Securities Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MADE IN USA INC. (Formerly Alixo-Yolloo Corporation)

Date: October 14, 2025	By:	/s/ Adam Reiser
Name: Adam Reiser Title: Chief Executive Officer (Principal Executive Officer)

MADE IN USA INC. (Formerly Alixo-Yolloo Corporation)

Date: October 14, 2025	By:	/s/ John Polyak
Name: John Polyak Title: Chief Financial and Accounting Officer (Principal Financial Officer)

