Form 10-Q
period 2025-11-30
MADE IN USA INC.
filed 2026-01-09
CIK 1977837

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended November 30, 2025

or

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

Large, accelerated filer	☐	Accelerated filer	☐
Non-accelerated Filer	☐	Smaller reporting company	☒
(Do not check if this is a smaller reporting company)		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      Yes ☐       No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 17,962,640 shares of Common Stock were issued and outstanding as of November 30, 2025.

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

Introduction to the business of the company post change in control

Made in USA Inc., a Nevada corporation (the “Company”), was formerly named Alixo-Yolloo Corporation and was engaged in the business of developing and marketing a mobile application named “Alixo.” Alixo has been designed to help users identify music tracks based on short samples recorded via their device’s microphone. As reported in the Company’s Form 8-K report filed September 10, 2025, as of August 28, 2025 there was a change in control of the Company by a purchase by a group of a majority of the Company’s outstanding Common Stock and a change in the members of the Company’s Board of Directors and the identity of the Company’s executive officers.

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

The Company’s technology is designed to help customers build and rely on a network of certified American products. The Company has identified industry verticals for its first acquisitions, identified potential acquisitions, and is negotiating the first transactions for 2026.

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

The accompanying financial statements present information for the Company before and after the change in control. See “Introduction to the Business of the Company Post Change in Control” supra.

The change in control occurred on August 28, 2025. The financial information contained herein reflects the fact that the Company’s business prior to August 28, 2025 was development and sale of music software and after August 28, 2025 was development of a technology platform for certification.

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

MADE IN USA INC.

CONDENSED BALANCE SHEETS

	November 30, 2025 (Unaudited)	February 28, 2025 (Audited)
ASSETS
Current Assets
Cash	$–	$13,861
Prepaid Expenses	3,750	27,500
Total Current Assets	3,750	41,361
Intangible Assets, Net	94,292	75,103
TOTAL ASSETS	$98,042	$116,464

LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current Liabilities
Accounts Payable	$–	$27,150
Deferred Revenue	–	10,880
Related Party Loan	622	73,034
Total Current Liabilities	622	111,064

Stockholders’ Equity (Deficit)
Common Stock, $0.001 par value, 75,000,000 shares authorized, 17,962,640 and 6,695,000 shares issued and outstanding as of November 30, 2025, and February 28, 2025, respectively	17,963	6,695
Additional Paid-In Capital	138,330	32,205
Accumulated Deficit	(58,873)	(33,500)
Total Stockholders’ Equity (Deficit)	97,420	5,400
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)	$98,042	$116,464

The accompanying notes are an integral part of these unaudited financial statements.

MADE IN USA INC.

CONDENSED STATEMENTS OF OPERATIONS

Three and nine months ended November 30, 2025, and 2024

(Unaudited)

	Three months ended November 30, 2025	Three months ended November 30, 2024	Nine months ended November 30, 2025	Nine months ended November 30, 2024
INCOME
Sales	$1,100	$8,842	$37,036	$23,425
Total income	1,100	8,842	37,036	23,425
Cost of goods sold	–	–	–	–
Gross (Loss) profit	1,100	8,842	37,036	23,425

EXPENSES
General and administrative expenses	3,812	9,145	62,409	45,496
Total expenses	3,812	9,145	62,409	45,496

INCOME (LOSS) BEFORE TAX PROVISION	(2,512)	(303)	(25,373)	(22,071)

INCOME TAX EXPENSE	–	–	–	–

NET INCOME (LOSS)	$(2,512)	$(303)	$(25,373)	$(22,071)

WEIGHTED AVERAGE SHARES OUTSTANDING, BASIC AND DILUTED	17,962,640	6,695,000	17,962,640	6,695,000

BASIC AND DILUTED NET LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

The accompanying notes are an integral part of these unaudited financial statements.

MADE IN USA INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

Three and nine months ended November 30, 2025, and 2024

(Unaudited)

	Common Stock		Additional Paid-in-	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance as of February 29, 2024	6,695,000	$6,695	$32,205	$(10,842)	$28,058

Net loss for the period	–	–	–	(12,312)	(12,312)
Balance as of May 31, 2024	6,695,000	6,695	32,205	(23,154)	15,746

Net loss for the period	–	–	–	(9,456)	(9,456)
Balance as of August 31, 2024	6,695,000	6,695	32,205	(32,610)	6,290

Net loss for the period	–	–	–	(303)	(303)
Balance as of November 30, 2024	6,695,000	$6,695	$32,205	$(32,913)	$5,987

Balance as of February 28, 2025	6,695,000	$6,695	$32,205	$(33,500)	$5,400

Net loss for the period	–	–	–	(31,526)	(31,526)
Balance as of May 31, 2025	6,695,000	6,695	32,205	(65,026)	(26,126)

Cancellation of restricted shares	(3,000,000)	(3,000)	3,000	–	–
Cancellation of related party loan	–	–	117,393	–	117,393
Net income for the period	–	–	–	8,665	8,665
Balance as of August 31, 2025	3,695,000	3,695	152,598	(56,361)	99,932

Forward split and new issuances	14,267,640	14,268	(14,268)	–	–
Net loss for the period	–	–	–	(2,512)	(2,512)
Balance as of November 30, 2025	17,962,640	$17,963	$138,330	$(58,873)	$97,420

The accompanying notes are an integral part of these unaudited financial statements.

MADE IN USA INC.

CONDENSED STATEMENTS OF CASH FLOWS

Nine months ended November 30, 2025, and 2024

(Unaudited)

	Nine months ended November 30, 2025	Nine months ended November 30, 2024
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(25,373)	$(22,071)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	4,811	2,354
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	–	15,000
Decrease (increase) in assets in progress	–	–
Decrease (increase) in prepaid expenses	23,750	28,800
Increase (decrease) in accounts payable	(27,150)	(30,648)
Increase (decrease) in deferred revenue	(10,880)	3,445
Net cash flows used in operating activities	(34,842)	(3,120)

CASH FLOWS FROM INVESTING ACTIVITIES
Intangible assets	(24,000)	(41,400)
Net cash flows used in investing activities	(24,000)	(41,400)

CASH FLOWS FROM FINANCING ACTIVITIES
Conversion of related-party loan into additional paid-in capital	117,393	–
Proceeds from related-party loan	44,981	36,684
Repayments on related-party loan	(117,393)	–
Net cash flows provided by financing activities	44,981	36,684

NET INCREASE (DECREASE) IN CASH	$(13,861)	$(7,836)

CASH, BEGINNING OF PERIOD	$13,861	$9,073

CASH, END OF PERIOD	$–	$1,237

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$–	$–
Cash paid for income tax	$–	$–

The accompanying notes are an integral part of these unaudited financial statements.

MADE IN USA INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

NOVEMBER 30, 2025

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

The Company has generated limited revenues since inception and incurred a loss of $25,373 and $22,071 for the nine months ended November 30, 2025, and 2024, respectively. The Company has incurred losses since inception resulting in an accumulated deficit of $58,873 as of November 30, 2025, and further losses are anticipated in the development of its business. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with loans from directors and/or private placement of common stock.

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars. The Company’s fiscal year end is February 28 fiscal year end. The Company has changed its year end to the calendar year.

The results for the nine months ending November 30, 2025, are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended February 28, 2025, filed with the Securities and Exchange Commission.

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

As of November 30, 2025, and February 28, 2025, the Company had 17,962,640 and 6,695,000 shares issued and outstanding, respectively.

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

From inception to November 30, 2025, the Company’s former director advanced the Company $117,393 to cover the Company’s operating expenses, of which $44,359 was advanced during the six months ended August 31, 2025, and the full amount of $117,393 was repaid during the same period, and during the recent period a small related party loan of $622 was made to pay outstanding payables hence the $622 balance as of November 30, 2025. The loan is non-interest bearing, due upon demand and unsecured.

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

The Company had the following intangible assets as of November 30, 2025, and February 28, 2025:

	As of November 30, 2025	As of February 28, 2025
Application Code	$17,820	$17,820
AI Mood Matching API Module	24,000	–
Song Database	14,000	14,000
Sound Fingerprints Database	16,000	16,000
Website Development Costs	32,400	32,400
Accumulated Amortization	(9,928)	(5,117)
Intangible Assets, Net	$94,292	$75,103

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Contractual Commitments

The Company has entered into no contractual commitments as of November 30, 2025.

Litigation

The Company was not subject to any legal proceedings during the period from January 17, 2019 (Inception) to November 30, 2025, and no legal proceedings are currently pending or threatened to the best of our knowledge.

NOTE 8 – INCOME TAX PROVISION

As of November 30, 2025, the Company had net operating loss (“NOL”) carryforwards for Federal income tax purposes of $58,873 that may be offset against future taxable income through 2040. No tax benefit has been recorded with respect to these net operating loss carry-forwards in the accompanying financial statements as the management of the Company believes that the realization of the Company’s net-deferred tax assets of approximately $12,363 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by the full valuation allowance.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards which was used to offset tax payable from prior year’s operations. The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realization. The current valuation of tax allowance is not applicable as of November 30, 2025.

Components of deferred tax assets are as follows:

	Nine Months Ended November 30, 2025	Year Ended February 28, 2025
Net Deferred Tax Asset Non-Current:
Net Operating Loss Carry-Forward	$58,873	$33,500
Effective tax rate	21%	21%
Expected Income Tax Benefit from NOL Carry-Forward	12,363	7,035
Less: Valuation Allowance	(12,363)	(7,035)
Deferred Tax Asset, Net of Valuation Allowance	$–	$–

The actual tax benefit at the expected rate of 21% differs from the expected tax benefit for the nine months ended November 30, 2025 and the year ended February 28, 2025 as follows:

	Nine Months Ended November 30, 2025	Year Ended February 28, 2025

Computed “expected” tax expense (benefit)	$(4,801)	$(4,758)
Change in valuation allowance	$4,801	$4,758
Actual tax expense (benefit)	$–	$–

NOTE 9 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from November 30, 2025, to the date the financial statements were issued and has determined that there are no items to disclose other than the change of control described in “Introduction to the Business of the Company Post Change in Control” supra.

On January 3, 2026 Dominick F. Maggio resigned from the office of Chief Operating Officer of the Company.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Management’s Discussion and Analysis of Financial Condition and results operations is based on the Company’s results prior to the change in control. See “Introduction to the Business of the Company Post Change in Control” supra.

Results of Operations

The Management’s Discussion and Analysis set forth below presents information for the Company before and after the change in control. See “Introduction to the Business of the Company Post Change in Control” supra.

The change in control occurred on August 28, 2025. The financial information contained herein reflects the fact that the Company’s business prior to August 28, 2025 was development and sale of music software and after August 28, 2025 was development of a technology platform for certification.

Results of Operations for the three months ended November 30, 2025, compared to November 30, 2024:

Revenues

For the three months ended November 30, 2025, and 2024, the Company generated total revenue of $1,100 having sold the Application Programming Interface (API) packages provided on its website and $8,842, respectively. The Company’s revenue decreased by $7,742, or 88%, compared to the prior year, primarily due to an overall decrease in business activity.

Operating expenses

Total expenses for the three months ended November 30, 2025, were $3,612 and $9,146 for the three months ended November 30, 2024, consisting of general and administrative expenses. Expenses decreased by $5,534, or 61%, for the three months ended November 30, 2025, primarily driven by lower marketing expenses.

Net Losses

The company recorded a net income (loss) of ($2,512) for the three months ending November 30, 2025, and ($304) for the three months ending November 30, 2024. The Company’s net income for the three months ended November 30, 2025, decreased compared to a net loss in the same period last year, primarily due to the factors discussed above.

Results of Operations for the nine months ended November 30, 2025, compared to November 30, 2024:

Revenues

For the nine months ended November 30, 2025, and 2024, the Company generated total revenue of $37,036 having sold the Application Programming Interface (API) packages provided on its website and $23,425, respectively. The Company’s revenue increased by $13,611, or 58%, compared to the prior year, primarily due to an overall increase in business activity and an expanded customer base.

Operating expenses

Total expenses for the nine months ended November 30, 2025, were $62,409 and $45,497 for the nine months ended November 30, 2024, consisting of general and administrative expenses. Expenses increased by $16,912, or 37%, for the nine months ended November 30, 2025, primarily driven by professional fees and marketing expenses.

Net Losses

The company recorded a net loss of $25,373 for the nine months ended November 30, 2025, and $22,072 for the nine months ended November 30, 2024. The Company’s net loss for the nine months ended November 30, 2025, increased to $3,301, or 15% compared to the same period last year, primarily due to the factors discussed above.

Liquidity and Capital Resources

As of November 30, 2025, we had no cash reserves of $0 and $13,861 of cash reserves as of February 28, 2025 and our total liabilities were $622 and $111,064 as of February 28, 2025, comprising no accounts payable compared to $27,150 as of February 28, 2025, no deferred revenue versus $10,880 as of February 28, 2025 and nothing owed to Rassul Sadakbayev, our former director which was $73,034 as of February 28, 2025). The available capital reserves of the Company are not sufficient for the Company to remain operational.

Shareholders’ equity (deficit) has increased from $5,400 as of February 28, 2025, to $98,042 as of November 30, 2025.

The Company has accumulated a deficit of $58,873 as of November 30, 2025, compared to $33,500 as of February 28, 2025, and further losses are anticipated in the development of its business. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

Net cash used in operating activities for the nine months ended November 30, 2025, was $7,836 compared to $7,836 for the nine months ended November 30, 2024.

Cash flows from investing activities for the nine months ended November 30, 2025, was $24,000 compared to $41,400 for the nine months ended November 30, 2024. The shift in investing activities indicated investment in long-term intangible assets.

Cash flows from financing activities for the nine months ended November 30, 2025, was $44,981 compared to $36,648 for the nine months ended November 30, 2024. Financing activities showed an increase in cash inflows due to additional funds under a loan agreement with the former Director of the Company.

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

We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation as of November 30, 2025, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a–15(f) and 15d–15(e)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

During the period ending November 30, 2025, there were no pending or threatened legal actions against us.

Item 1A.	Risk Factors.

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

See Note 4 following the financial statements, supra.

Item 3.	Defaults Upon Senior Securities.

Not Applicable.

Item 4.	Mine Safety Disclosures.

Not Applicable.

Item 5.	Other Information.

During the quarter ended November 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

MADE IN USA INC.

Date: January 9, 2026	By:	/s/ Adam Reiser
Name: Adam Reiser Title: Chief Executive Officer (Principal Executive Officer)

MADE IN USA INC.

Date: January 9, 2026	By:	/s/ John Polyak
Name: John Polyak Title: Chief Financial and Accounting Officer (Principal Financial Officer)

