Form 10-K
period 2026-02-28
MADE IN USA INC.
filed 2026-06-22
CIK 1977837

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒ Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended February 28, 2026

or

☐ Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission file number 000-56669

Made in USA INC.

(Exact name of registrant as specified in its charter)

Nevada	37-1922983
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

1712 Pioneer Ave, Suite 500, Cheyenne, WY, 82001, USA

(Address, including Zip Code, of principal executive offices)

(561) 789-1139

(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
N/A	N/A	N/A

Securities registered under Section 12(g) of the Exchange Act:

None
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐      No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes☐ No ☒

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated Filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐      No ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐       No ☒

The aggregate market value of voting stock held by non-affiliates of the registrant, as of August 31, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, was $1,496,222.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 17,962,640 common shares issued and outstanding as of May 31, 2026.

i

PART I

Cautionary Note Regarding Forward-Looking Statements

Made in USA, Inc.is sometimes referred to in this report as the “Company.” The Company makes statements from time to time regarding the Company’s business and prospects, such as projections of future performance, statements of management’s plans and objectives, forecasts of market trends, and other matters that are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Statements containing the words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimates,” “projects,” “believes,” “expects,” “anticipates,” “intends,” “target,” “goal,” “outlook,” “may,” “will,” “plans,” “objective,” “aims,” “should,” “could” or similar expressions identify forward-looking statements. Forward-looking statements may appear in documents, reports, filings with the Securities and Exchange Commission (the “SEC” or the “Commission”), news releases, written or oral presentations made by the Company’s officers or other representatives. For such statements the Company claims the protection of the safe harbor for forward statements contained in the Private Securities Litigation Reform Act of 1995.

The Company’s future results, including results expressed in or implied by forward-looking statements, involve a number of risks and uncertainties. Forward-looking statements are not guarantees of future actions, outcomes, results, or performance. Any forward-looking statement made by the Company or on the Company’s behalf speaks only as of the date on which such statement is made. The Company does not undertake any obligation to update or keep current any forward-looking statement to reflect events or circumstances arising after the date of such statement, except as required by law.

Item 1. Business.

Overview

Made in USA Inc., a Nevada corporation (the “Company”), formerly known as Alixo-Yolloo Corporation, was incorporated on January 17, 2019. As reported in the Company’s Current Report on Form 8-K filed September 10, 2025, effective August 28, 2025, a change in control occurred through the purchase by a group of a majority of the Company’s outstanding common stock, together with changes in the Board of Directors and executive officers. Following the change in control, the Company adopted a new business focused on reshoring U.S. manufacturing and on technology that helps American producers verify the origin and authenticity of their products. The Company’s common stock is quoted on the OTC Markets under the symbol “USDW.” The Company is an early-stage company and has not yet generated material revenue from its new business.

Our Business Model

The Company operates in two connected areas.

Certification and origin verification. The Company is building services that help U.S. producers document and substantiate “Made in USA” and “Product of USA” claims. As federal enforcement by the FTC and USDA/FSIS increases, producers increasingly need verifiable records to support those claims. The Company intends to earn recurring revenue by charging producers a certification fee and an ongoing monthly subscription to maintain certification and keep their origin records current. The Company expects to reach producers through a referral and affiliate network rather than a traditional sales force.

Industrial technology — MIUSA Pulse™. The Company owns and has developed MIUSA Pulse™ (formerly known as MIUSA Signal), an edge AI product that “listens” to machines and structures. Pulse was created by re-engineering an audio recognition software engine the Company already owned from its prior operations as Alixo-Yolloo, repurposing it from music identification to industrial and infrastructure monitoring. Pulse is designed to detect early-warning signs of failure—such as bearing wear, misalignment, cavitation, belt slip, and gear chatter—using on-device analysis that protects privacy and keeps data requirements low. It is intended for use in factories, maritime engine rooms, rotating radar systems, bridges, and other critical infrastructure, and to connect with common industrial systems and protocols. Pulse is in an early stage of development and has not generated material revenue.

Reshoring Strategy

A central part of the Company’s plan is to help bring manufacturing back to the United States. The Company intends to identify and acquire overseas manufacturing operations and relocate them to the United States, with an initial focus on the Southeast and Mid-Atlantic regions. Initial target sectors include semiconductor, LED, and small electric-motor production. The Company expects to support these operations through its certification, monitoring, and worker training capabilities. The Company intends to fund acquisitions and certain of its technology and personnel arrangements through the issuance of its common stock once a trading market develops. No acquisitions have been completed, and there can be no assurance that any acquisition will be completed on acceptable terms or at all.

Federal and Government Opportunities

The Company is a veteran-owned business and has applied for a CAGE Code and SAM.gov registration (pending government processing and verification). The Company intends to pursue grants, contracts, and procurement opportunities aligned with federal priorities, including programs under the CHIPS and Science Act and initiatives by the USDA and the Department of Defense that support domestic manufacturing and supply chain resilience.

Markets and Competition

The Company intends to serve U.S. producers and operators that need verification of product origin and authenticity, and industrial customers that need affordable equipment monitoring. The markets for certification, supply-chain traceability and predictive maintenance are developing and include established certification firms, industrial IoT providers and supply chain software vendors, many of which have substantially greater resources than the Company. The Company intends to differentiate through low-cost, edge-AI monitoring repurposed from consumer audio technology; the combination of certification, monitoring, and reshoring under a single “Made in USA” focus; and its veteran-owned, domestically focused positioning.

Government Regulation

The Company’s intended services and the activities of its future customers are subject to extensive federal, state, and local regulations. U.S.-origin claims are governed by the Federal Trade Commission and, for meat, poultry, and egg products, by the U.S. Department of Agriculture’s Food Safety and Inspection Service.

Federal Trade Commission (FTC). The FTC regulates country-of-origin claims under Section 5 of the FTC Act and the Made in USA Labeling Rule (16 C.F.R. Part 323). An unqualified “Made in USA” claim must meet an “all or virtually all” standard—generally requiring final assembly or processing in the United States, domestic significant processing, and only negligible foreign content. Federal policy has shifted toward heightened scrutiny and increased penalties for unsubstantiated claims. The Company’s services are designed to help customers assemble the documentation used to support these standards.

USDA Food Safety and Inspection Service (FSIS). A final rule governing voluntary U.S.-origin claims for FSIS-regulated products took effect January 1, 2026 (9 C.F.R. Part 412). Under it, “Product of USA” and “Made in the USA” may be used only on single-ingredient products from animals born, raised, slaughtered, and processed in the United States, or on multi-ingredient products meeting equivalent criteria. Because the rule emphasizes record-keeping and traceability, the Company’s services are intended to help producers assemble and preserve the required documentation.

The Company does not grant government approvals, guarantee regulatory compliance, or relieve customers of their responsibility to substantiate their own claims.

Human Capital

The Company maintains a lean structure and relies on its executive officers, directors, and specialized third-party contractors and developers to advance its technology and business plan. As the Company grows and secures additional capital, it intends to selectively expand its team. Competition for technical talent is significant, and there can be no assurance the Company will attract or retain qualified personnel on acceptable terms.

Available Information

The Company files annual, quarterly, and current reports, as well as other information, with the SEC. The SEC maintains a website at www.sec.gov that contains reports and other information on issuers that file electronically.

Item 1A.  Risk Factors.

Not applicable to smaller reporting companies.

Item 1B. Unresolved Staff Comments.

Not applicable to smaller reporting companies.

Item 1C. Cybersecurity.

The Company maintains processes designed to assess, identify, and manage material risks from cybersecurity threats. These processes are integrated into the Company's broader enterprise risk management and disclosure controls and include periodic review of material information systems, third-party service provider dependencies, data protection practices, access controls, backup and recovery practices, and incident escalation procedures. The Company also considers cybersecurity risks that could affect its business strategy, results of operations, financial condition, investor and governance records, customer or vendor relationships, and public-facing digital services. Management is responsible for the day-to-day assessment and management of cybersecurity risks, including coordination of risk reviews, remediation tracking, incident response, and escalation of matters that may be material. The Board of Directors oversees risks from cybersecurity threats as part of its enterprise risk oversight function and receives reports from management regarding cybersecurity risks, incident response readiness, third-party risk, and remediation priorities. The Company may also use outside advisors, consultants, or service providers to support cybersecurity risk management, assessment, response, and disclosure activities. The Company has not identified any cybersecurity incident that has materially affected, or is reasonably likely to materially affect, the Company, including its business strategy, results of operations or financial condition.

Item 2.  Properties.

The Company does not own or lease any material real property. The Company currently operates through remote and virtual business arrangements and does not maintain dedicated office facilities.

The Company's principal assets consist primarily of intellectual property, software, licenses, proprietary technology, and other intangible assets used in its business operations. Management believes that the Company's existing facilities and operating arrangements are adequate for its current business needs.

Item 3.  Legal Proceedings.

The Company is not currently a party to any legal proceedings. Management is not aware of any potential legal actions.

Item 4.  Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company's Common Stock is quoted on the OTCID Basic Market under the symbol "USDW."

Trading in the Company's Common Stock has been limited, and there can be no assurance that an active trading market will develop or be sustained.

As of May 31, 2026 the Company had 17,962,640 shares of Common Stock issued and outstanding. As of May 31, 2026, there were 13 holders of record of the Company's Common Stock.

The Company has not paid any cash dividends on its Common Stock and presently intends to retain future earnings, if any, for use in its business operations. Accordingly, the Company does not anticipate paying cash dividends in the foreseeable future. The Board of Directors has never declared dividends

The Company does not have an equity compensation plan or a stock option plan.

During the fiscal year ended February 28, 2026, the Company sold 475,000 shares of Common Stock for $0.001 per share in an unregistered transaction.

Item 6. [Reserved]

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations for the year ended February 28, 2026, compared to February 28, 2025:

Revenues

For the year ended February 28, 2026, and 2025, the Company generated total revenue of $37,036 and $37,760, respectively, selling the Application Programming Interface (API) packages provided on its website. The Company’s revenue decreased by $724, or 2%, compared to the prior year, primarily due to the change in new management and new direction of the business model.

Operating expenses

Total expenses for the years ended February 28, 2026 and 2025 were $66,646 and $60,418, respectively, consisting primarily of general and administrative expenses. Expenses increased by $6,228, or 10%, for the year ended February 28, 2026, primarily driven by professional fees and marketing expenses.

Net Losses

The company recorded a net loss of $29,610 for the year ended February 28, 2026, and $22,658 for the year ended February 28, 2025. The Company’s net loss for the year ended February 28, 2026, increased to $6,952, or 31% compared to the same period last year, primarily due to the factors discussed above.

Liquidity and Capital Resources

As of February 28, 2026, the Company had no cash reserves $0 and $13,861 of cash reserves as of February 28, 2025. The Company’s total liabilities were $622 and $111,064 as of February 28, 2026 and 2025, respectively, comprising no accounts payable compared to $27,150 as of February 28, 2025, no deferred revenue versus $10,880 as of February 28, 2025 and nothing owed to a related party which was $73,034 as of February 28, 2025. The available capital reserves of the Company are not sufficient for the Company to remain operational.

Shareholders’ equity (deficit) has increased from $5,400 as of February 28, 2025, to $93,183 as of February 28, 2026.

The Company has an accumulated a deficit of $63,110 as of February 28, 2026, compared to $33,500 as of February 28, 2025, and further losses are anticipated in the development of its business. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

Net cash used in operating activities for the year ended February 28, 2026, was $34,842 compared to $23,504 for the year ended February 28, 2025.

Cash flows from investing activities for the year ended February 28, 2026, was $24,000 compared to $55,400 for the year ended February 28, 2025. The shift in investing activities indicated investment in long-term intangible assets.

Cash flows from financing activities for the year ended February 28, 2026, was $44,981 compared to $36,648 for the year ended February 28, 2025. Financing activities showed an increase in cash inflows due to additional funds under a loan agreement with a related party.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Limited Operating History and Need for Additional Capital

There is no historical financial information about the Company upon which to base an evaluation of our performance. The Company is in the start-up stage of operations and has not generated sufficient revenues. The Company cannot guarantee the Company will be successful in the Company’s business operations. The Company’s business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns due to price and cost increases in services and products.

The Company has no assurance that future financing will be available to the Company on acceptable terms. If financing is not available on satisfactory terms, the Company may be unable to continue, develop or expand its operations. Equity financing could result in additional dilution to existing shareholders.

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

Item 8. Financial Statements and Supplementary Data.

INDEX TO AUDITED FINANCIAL STATEMENTS

MADE IN USA INC.

FEBRUARY 28, 2026

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

MADE IN USA INC.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of MADE IN USA INC (the ‘Company’) as of February 28, 2026 and 2025, and the related statements of operations, changes in stockholders’ equity and cash flows for each of the two years in the period ended February 28, 2026 and 2025, and the related notes (collectively referred to as the “financial statements”).

In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of February 28, 2026 and 2025, and the results of its operations and its cash flows for each of the two years in the period ended February 28, 2026 and 2025, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company suffered an accumulated deficit of $(63,110), net loss of $(29,610). The Company is dependent on obtaining additional working capital funding from the sale of equity and/or debt securities to execute its plans and continue operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Going Concern Uncertainty

As described in Note 2 to the financial statements, the Company generated limited revenue that is not sufficient to cover the operating expenses, has significant operating losses and accumulated deficit. The ability of the Company to continue as a going concern is dependent upon the Company generating profitable business operations in the future and/or obtaining additional working capital funding from the sale of equity and/or debt securities to execute its plans and continue operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The procedures performed to address the matter included.

•	We inquired of executive officers, and key members of management, of the Company regarding factors that would have an impact on the Company’s ability to continue as a going concern,
•	We evaluated management’s plan for addressing the adverse effects of the conditions identified, including assessing the reasonableness of forecasted information and underlying assumptions by comparing to actual results of prior periods and actual results achieved to date, and utilizing our knowledge of the entity, its business and management in considering liquidity needs and the Company’s ability to generate sufficient cash flow,
•	We assessed the possibility of raising additional debt or credit,
•	We evaluated the completeness and accuracy of disclosures in the financial statements.

/S/ Boladale Lawal

BOLADALE LAWAL & CO.

(Chartered Accountants)

(PCAOB ID 6993)

Lagos, Nigeria

We have served as the Company’s auditor since 2024.

June 18, 2026

MADE IN USA INC.

BALANCE SHEETS

	February 28, 2026	February 28, 2025
ASSETS
Current Assets
Cash	$–	$13,861
Prepaid Expenses	1,250	27,500
Total Current Assets	1,250	41,361
Intangible Assets, Net	92,555	75,103
TOTAL ASSETS	$93,805	$116,464

LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current Liabilities
Accounts Payable	$–	$27,150
Deferred Revenue	–	10,880
Related Party Loan	622	73,034
Total Current Liabilities	622	111,064

Stockholders’ Equity (Deficit)
Common Stock, $0.001 par value, 75,000,000 shares authorized, 17,962,640 and 6,695,000 shares issued and outstanding as of February 28, 2026, and February 28, 2025, respectively	17,963	6,695
Additional Paid-In Capital	138,330	32,205
Accumulated Deficit	(63,110)	(33,500)
Total Stockholders’ Equity (Deficit)	93,183	5,400
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)	$93,805	$116,464

The accompanying notes are an integral part of these unaudited financial statements.

MADE IN USA INC.

STATEMENTS OF OPERATIONS

Twelve Months ended February 28, 2026, and 2025

	Twelve months ended February 28, 2026	Twelve months ended February 28, 2025
INCOME
Sales	$37,036	$37,760
Total income	37,036	37,760
Cost of goods sold	–	–
Gross (Loss) profit	37,036	37,760

EXPENSES
General and administrative expenses	66,646	60,418
Total expenses	66,646	60,418

INCOME (LOSS) BEFORE TAX PROVISION	(29,610)	(22,658)

INCOME TAX EXPENSE	–	–

NET INCOME (LOSS)	$(29,610)	$(22,658)

WEIGHTED AVERAGE SHARES OUTSTANDING, BASIC AND DILUTED	17,962,640	6,695,000

BASIC AND DILUTED NET LOSS PER SHARE	$(0.00)	$(0.00)

The accompanying notes are an integral part of these unaudited financial statements.

MADE IN USA INC.

STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

Twelve months ended February 28, 2026, and 2025

	Common Stock		Additional Paid-in-	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance as of February 29, 2024	6,695,000	$6,695	$32,205	$(10,842)	$28,058
Net loss	–	–	–	(22,658)	(22,658)
Balance as of February 28, 2025	6,695,000	$6,695	$32,205	$(33,500)	$5,400

Balance as of February 28, 2025	6,695,000	$6,695	$32,205	$(33,500)	$5,400
Cancellation of restricted shares	(3,000,000)	(3,000)	3,000	–	–
Cancellation of related party loan	–	–	117,393	–	117,393
Forward split and new issuances	14,267,640	14,268	(14,268)	–	–
Net loss	–	–	–	(29,610)	(29,610)
Balance as of February 28, 2026	17,962,640	$17,963	$138,330	$(63,110)	$93,183

The accompanying notes are an integral part of these unaudited financial statements.

MADE IN USA INC.

STATEMENTS OF CASH FLOWS

Twelve months ended February 28, 2026, and 2025

	Twelve months ended February 28, 2026	Twelve months ended February 28, 2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(29,610)	$(22,658)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	6,548	3,480
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	–	15,000
Decrease (increase) in assets in progress	–	–
Decrease (increase) in prepaid expenses	26,250	33,300
Increase (decrease) in accounts payable	(27,150)	(16,498)
Increase (decrease) in deferred revenue	(10,880)	10,880
Net cash flows used in operating activities	(34,842)	(23,504)

CASH FLOWS FROM INVESTING ACTIVITIES
Intangible assets	(24,000)	(55,400)
Net cash flows used in investing activities	(24,000)	(55,400)

CASH FLOWS FROM FINANCING ACTIVITIES
Conversion of related-party loan into additional paid-in capital	117,393	–
Proceeds from related-party loan	44,981	51,684
Repayments on related-party loan	(117,393)	(15,000)
Net cash flows provided by financing activities	44,981	36,684

NET INCREASE (DECREASE) IN CASH	(13,861)	4,788

CASH, BEGINNING OF PERIOD	13,861	9,073

CASH, END OF PERIOD	$–	$13,861

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$–	$–
Cash paid for income tax	$–	$–

The accompanying notes are an integral part of these unaudited financial statements.

MADE IN USA INC.

NOTES TO THE FINANCIAL STATEMENTS

FEBRUARY 28, 2026

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

As reported in the Company’s Current Report on Form 8-K filed September 10, 2025, effective August 28, 2025, a change in control occurred through the purchase by a group of a majority of the Company’s outstanding shares of Common Stock, together with corresponding changes in the Board of Directors and executive officers.

NOTE 2 – GOING CONCERN

The financial statements have been prepared on a going-concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.

The Company has generated limited revenues since inception and incurred a loss of $29,610 and $22,658 for the twelve months ended February 28, 2026, and 2025, respectively. The Company has incurred losses since inception resulting in an accumulated deficit of $63,110 as of February 28, 2026, and further losses are anticipated in the development of its business. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

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

The results for the twelve months ending February 28, 2026, are not necessarily indicative of the results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended February 28, 2025, filed with the Securities and Exchange Commission.

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

Step 2: Identify the performance obligations in the contract

Step 3: Determine the transaction price

Step 4: Allocate the transaction price to the performance obligations in the contract

Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation

Prior to the change in control described in Note 1 the Company generated revenue by selling API packages.

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

The Company has one reportable segment at this time.

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

As of February 28, 2026, and February 28, 2025, the Company had 17,962,640 and 6,695,000 shares issued and outstanding, respectively.

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

From inception to February 28, 2026, the Company’s former director advanced the Company $117,393 to cover the Company’s operating expenses, of which $44,359 was advanced during the six months ended August 31, 2025, and the full amount of $117,393 was repaid during the same period, and during the recent period a small related party loan of $622 was made to pay outstanding payables hence the $622 balance as of February 28, 2026. The loan is non-interest bearing, due upon demand and unsecured.

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

The Company had the following intangible assets as of February 28, 2026, and February 28, 2025:

	As of February 28, 2026	As of February 28, 2025
Application Code	$17,820	$17,820
AI Mood Matching API Module	22,800	–
Song Database	14,000	14,000
Sound Fingerprints Database	16,000	16,000
Website Development Costs	32,400	32,400
Accumulated Amortization	(11,655)	(5,117)
Intangible Assets, Net	$92,555	$75,103

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Contractual Commitments

The Company has entered into no contractual commitments as of February 28, 2026.

Litigation

The Company was not subject to any legal proceedings during the period from January 17, 2019 (Inception) to February 28, 2026, and no legal proceedings are currently pending or threatened to the best of our knowledge.

NOTE 8 – INCOME TAX PROVISION

As of February 28, 2026, the Company had net operating loss (“NOL”) carryforwards for Federal income tax purposes of $63,110 that may be offset against future taxable income through 2040. No tax benefit has been recorded with respect to these net operating loss carry-forwards in the accompanying financial statements as the management of the Company believes that the realization of the Company’s net-deferred tax assets of approximately $13,253 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by the full valuation allowance.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards which was used to offset tax payable from prior year’s operations. The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realization. The current valuation of tax allowance is not applicable as of February 28, 2026.

Components of deferred tax assets are as follows:

	Year Ended February 28, 2026	Year Ended February 28, 2025
Net Deferred Tax Asset Non-Current:
Net Operating Loss Carry-Forward	$63,110	$33,500
Effective tax rate	21%	21%
Expected Income Tax Benefit from NOL Carry-Forward	13,253	7,035
Less: Valuation Allowance	(13,253)	(7,035)
Deferred Tax Asset, Net of Valuation Allowance	$–	$–

The actual tax benefit at the expected rate of 21% differs from the expected tax benefit for the year ended February 28, 2026 and the year ended February 28, 2025 as follows:

	Year Ended February 28, 2026			Year Ended February 28, 2025

Computed “expected” tax expense (benefit)	$(6,218)	(21%	)	$(4,758)	(21%	)
Change in valuation allowance	6,218	21%		4,758	21%
Actual tax expense (benefit)	$–	–%		$–	–%

NOTE 9 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from February 28, 2026, to the date the financial statements were issued and has determined that there are no items to disclose other than the change of control described in “Introduction to the Business of the Company Post Change in Control” supra.

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

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s Principal Executive Officer and Principal Financial Officer conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on this evaluation, the Company’s Principal Executive Officer and Principal Financial Officer concluded that in light of the material weaknesses described below, the Company’s disclosure controls and procedures were not effective as of February 28, 2026. See material weaknesses discussed below in Management’s Annual Report on Internal Control over Financial Reporting.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of February 28, 2026, using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO - 2013").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of February 28, 2026, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1. The Company lacks an adequate internal control structure – Due to its size the Company does not have appropriate control activities, risk assessment procedures, controls over information and communication, or effective monitoring controls.

2. The Company does not have appropriate segregation of duties or adequate accounting resources. While not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statements. Currently the Board of Directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

3. The Company does not have appropriate information technology controls. The Company retains copies of all financial data and material agreements; however, there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.  Further there are no IT controls in place to prevent changes to, or misstatement in, financial reporting.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the Company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of February 28, 2026 based on criteria established in Internal Control-Integrated Framework issued by COSO.

Management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Controls over Financial Reporting

There has been no change in the Company’s internal control over financial reporting occurred during the year ended February 28, 2026, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

During the quarter ended February 28, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

DIRECTORS AND EXECUTIVE OFFICERS

The members of the Company’s Board of Directors (“Directors”) and the Company’s Executive Officers and their respective ages are as follows:

Name	Age	Position
Adam Reiser	63	Founder, Chief Executive Officer, and a Director
John Polyak	61	Chief Financial Officer
Marty Martin	70	Director
Luci Sheehan	73	Director
Michelle Tan	47	Director
Larry Light	71	Director
Pete Petropoulos	43	Director

The business background descriptions of each of the Company’s Executive Officers and Directors is as follows:

ADAM REISER, Co-Founder/CEO/Chairman

Mr. Adam Reiser, the Co-founder of MADE IN USA INC. (https://madeinusa.one) is recognized as a leading expert in Information Technology in the United States. He has a distinguished career spanning over four decades. His journey began with his service in the U.S. Navy, which laid the foundation for his exceptional and highly innovative career. With over 30 years of experience in the certification business, Adam has played a pivotal role in supporting U.S. manufacturers, farmers, and businesses, helping to ensure product quality and safety, including critical work in baby formula and food poisoning recall management. He is a leading supporter of reshoring businesses back to the United States that supports US jobs and products that are truly “MADE IN THE USA”. His expertise spans innovative financial designs, nutrient credits, ESG validation and compliance, blockchain integration, and the clean-up of vital ecosystems such as estuaries and rivers, all of which promote economic growth and environmental stewardship. Adam advocates for solutions backed by independent, repeatable scientific evidence, emphasizing open-source transparency. His initiatives, such as leveraging IoT, AI, blockchain, and innovative financial designs for water remediation, position him at the forefront of the green economy, driving sustainable change in industries that impact global environmental health. Those same technological innovations will assist in the transparency associated with tracking and tracing food, pharmaceuticals and all manner of products to both prove their origin, while aiding purchasers with a wealth of knowledge about their purchases, and their manufacturer. Mr. Reiser’s accomplishments have made him a guest speaker worldwide on technologies that impact both the economy and the well-being of the people everywhere.

JOHN POLYAK, Chief Financial Officer

John Polyak provides an outstanding record of successful experience in both Finance and Marketing, and with a strong background in Retail and Media Production Studio operations. Couple this with systems utilization and integration with SAP, JDA MMS, Lawson, Great Plains, Software 2000 and others. He has managed multibillion revenue systems with such companies as The Sports Authority and DHL. He has also spent years consulting on financial system platform installations, process improvements, SOX, Best Practice, Six Sigma/Lean, as well as new system design and installations, outsourcing/offshoring, mergers, and senior management support services. From 2007 to recently, John served as CFO at Brand Star, a multimillion-dollar direct response and educational TV media company, where he closely monitored cashflow, raised working capital, and maximized debt leveraging. At DHL, as a Director in Finance hired as a system integration specialist and process improvement expert, Mr. Polyak quickly stabilized a high transaction volume process (a million plus) with over $3.6 billion dollars in annual disbursements. He integrated two heavily modified legacy systems into SAP R/3 financial reporting platform. He then documented, implemented, tested, and remediated a complete Sarbanes Oxley controls environment for the payables operations. For five years at The Sports Authority, Mr. Polyak prepared and/or reviewed all sales, margin and inventory related reporting for this $2.5 billion retailer, including key reports and analysis for 10-K, 10-Q, and other SEC regulatory reporting, and supported the annual audit and quarterly review process. As a Senior Project Manager at JDA, an end-to-end supply chain solutions provider, Mr. Polyak managed and supported JDA system implementation projects for 37 different companies that were mostly Fortune 500 retail clients. Mr. Polyak is a Certified Public Accountant who earned his MBA in Banking and Finance from Hofstra University, and a Bachelor of Science in Accounting and Finance from the School of Management at Binghamton University.

MICHELLE TAN, Director

Michelle Tan, Co-Founder of Made In USA Inc., serves as the core strategist, and data analyst contributing massive amounts of the analytics necessary for the Company’s systems. She is the architect of the digital infrastructure enabling a tracking system that can reach multiple countries. Michelle’s hands-on supply chain experience essentially became the backbone of the project’s growth, allowing the company to implement reliable models in places as diverse as Washington, D.C., Abu Dhabi, Seoul, Poland, and the Philippines. She masterminded the token systems that verifies waterway cleanups and one that enables yachts and vessels to offset their damages using a traceable Pearl Pass. Her fluency in the practical mechanics of logistics, combined with a communications mindset, continues to draw attention from emerging markets looking for climate tech tools that work. Michelle also leads a front-facing education and outreach efforts, especially those focused on women-led sustainability. She has developed bilingual strategies targeting both Western and Asian stakeholders, opening new conversations between government partners, reshoring candidates, and environmental investors. Michelle earned her Master’s in Computer Sciences from Florida Atlantic University and is working toward her Doctorate with George Washington University.

MARTY MARTIN, Independent Director

Mr. Martin has been involved with MADE IN USA since its beginning and has always been a close advisor to Adam Reiser. His work in service to the United States has been invaluable and his knowledge of government Agencies and Departments will play a key role in the Company’s success. He is currently the CEO of International Oil Trading Company, Ltd. (“IOTC”) and its subsidiaries, an oil trading firm. He is part of the Executive Team at UNITY, a Veteran-owned business that offers best-in-class technology combined with a consultative approach, creating the opportunity to shape the next chapter in banking, with Vermont State Bank. In addition to his private sector experience, Mr. Martin has more than 29 years of government service including service with the U.S. Special Forces, the NSA and the CIA. Mr. Martin also served more than 15 years as a member of the Senior Intelligence Service under President George W. Bush. For UNITY’S Executive Leadership team and MADE IN USA ONE, Mr. Martin’s experience includes over 29 years of U.S. Government service including U.S. Special Forces, the National Security Agency, and the CIA, culminating in several years as a member of the CIA's Senior Intelligence Service. From 2004 through 2007 he served as Chief of Station in a strategic country in the Middle East in one of the most senior assignments in the Near East Division. Mr. Martin managed a multi-million-dollar budget, strategic programs, personnel, and families in high threat environment. His experience includes representing the CIA at the highest levels in foreign countries, the U.S. Executive Branch, the U.S. Congress, U.S. Military, on all intelligence and policy matters concerning the agency’s operations. In 2002 he was selected by the Director of Central Intelligence as the senior executive and operational manager to lead the Agency’s global effort to neutralize Al-Qaida. Mr. Martin is a graduate of the University of Maryland and holds a Bachelor of Arts specializing in International Relations and the Middle East.

LARRY LIGHT, Director

Larry is an executive with over thirty-five years of experience in the technology field. His experience spans product development, telecommunications, corporate management, and intellectual property licensing. He is currently a Business Development Executive with IBM’s corporate headquarters and works to develop partnerships between IBM and other technology and industry leading companies. Larry obtained a BSEE from University of Florida in 1981. He joined IBM, after graduation to work as an engineer in IBM’s Federal Systems Division on the Space Shuttle program at Kennedy Space Center. In 1984 he moved to join IBM’s personal computer group in Boca Raton Florida where he held a variety of positions including senior product development manager. In this role, he was responsible for development and worldwide introduction of highly successful personal computer systems. Larry joined Boca Research, in 1995 as Vice President of Engineering where he led a team of engineers to develop a variety of breakthrough first-of-a-kind communications products including the first to market PC consumer videophone, high speed analog modems, ISDN modems and TV video streaming set-top box platforms. Larry held several executive positions at Boca Research from 2000-2006, including COO and CEO. He was instrumental in the sale of the key assets of the company to TVR Communications in 2004 and held the position of CTO at TVR from 2004-2006. Larry rejoined IBM in 2007 as a project executive in IBM’s global engineering solutions team, where he led a team of engineers to design, manufacture and deliver complex custom IBM systems for medical and defense companies. In 2011, Larry joined IBM’ intellectual property and licensing business team, to drive partnerships on research innovations (AI, IOT, Healthcare) from IBM’s Research laboratories to technology companies across the globe. He retired from IBM in July 2025.

LUCI SHEEHAN, Independent Director

Luci Sheehan has been President of her consulting firm Strategic Sales & Marketing Initiatives since 2009, spearheading clients’ efforts to pioneer new products and ideas by driving results in the sales and marketing functions for CPG and Technology sectors. She spent 8 years with P&G from 1975-1983, advancing from Boston PS&D Sales Representative and District Field Representative to Unit Manager in NY PS&D, Special Assignment in PS&D Sales Merchandising, and Era Brand. She was P&G’s first female District Manager, leading NY PS&D (1981-83). After P&G, she built her career leading sales and marketing functions in consumer products, media, research, technology sectors and consulting. She has extensive experience with non-profit organizations, having served on multiple boards. Prior to joining the Foundation Board, she was a Foundation grant champion for three grants given to Street Business School (formerly Bead for Life), that supported expansion of business skill training, primarily for poor women from sub-Saharan Africa. She previously served as Chair of the Connecticut (CT) State Service Council for the American Red Cross, doing extensive fundraising for the first US program to train high school student leaders in HIV-AIDS Peer Education. Luci has also served as trustee at her alma mater Simmons University, (BA, History and Management), and chaired their Development Committee. She also created a “Leadership Council” of alumnae business leaders that provided financial support, mentoring program for undergraduate seniors, and connections to funding sources. She currently serves as Honorary Trustee. She also is recipient of the Simmons Alumnae Service Award. Other past board roles include CASA (Community Action Stops Abuse, St. Petersburg, FL), Chair, Boulder Community Health’s Patient-Family Advisory Council, and EFAA (Emergency Family Assistance Association), Boulder, CO, and Network of Executive Women (CPG/Retail Industry). Currently she is board member of WISE (Women Impacting Storebrand Excellence) for the Store Brands industry and continues as a leadership volunteer with Street Business School and Emergency Family Assistance Association. On the P&G Alumni Foundation board Luci serves as co-chair of the Chapter Synergies Committee and member of the Fundraising Committee.

PETE PETROPOULOS, Independent Director

Pete Petropoulos has extensive experience in the agricultural, livestock, seafood, and agricultural technology industries. Since 2002, Mr. Petropoulos has owned and operated Pete Petropoulos Farms, an agricultural enterprise focused on the cultivation of grain sorghum, corn, cotton, wheat, and sesame crops.

Mr. Petropoulos has also served as Executive Vice President of E.C. Cattle Company, a large-scale Angus cattle operation, where he advised agricultural businesses regarding operational efficiency, safety, and management practices. In addition, he has participated in the development of agricultural technology initiatives, including projects involving the collection and analysis of water usage and plant production data. His experience further includes the development of organic banana plantations in the Dominican Republic and advisory work relating to the marketing of U.S.-grown meat and seafood products. Mr. Petropoulos is also a member of CALCOT, a cooperative marketing association serving the United States cotton industry.

Mr. Petropoulos received a Bachelor of Arts degree in Business from Texas A&M University.

The Board of Directors believes that Mr. Petropoulos' extensive experience in agriculture, livestock operations, agribusiness management, agricultural technology, and related industries provides valuable expertise and perspective to the Board and qualifies him to serve as a director of the Company.

Director Independence

The Board of Directors has determined that Marty Martin, Luci Sheehan, and Pete Petropoulos qualify independent directors under the independence standards customarily used by public companies. In making this determination, the Board considered all relevant facts and circumstances known to it, including their relationships with the Company, its management, and its significant stockholders. The Board concluded that none of them has any relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

The Company's Board of Directors currently consists of six directors, of whom three directors, Marty Martin, Luci Sheehan, and Pete Petropoulos have been determined to be independent. The remaining directors do not qualify as independent directors due to their positions as executive officers and/or their relationships with the Company.

INVOLVEMENT IN CERTAIN LEGAL PROCEEDINGS

No director, executive officer, significant employee or control person of the Company has been involved in any legal proceeding listed in Item 401(f) of Regulation S-K in the past 10 years.

AUDIT COMMITTEE, COMPENSATION COMMITTEE, AND FINANCIAL EXPERT

The Company does not have an Audit Committee or a Compensation Committee. Additionally, the Company does not have anyone receiving any compensation due to the Company’s start-up nature. The Board of Directors performs functions that would typically be performed by an Audit Committee and Compensation Committee, such as: recommending a firm of independent certified public accountants to audit the annual financial statements; reviewing the independent auditor’s independence, the financial statements, and their audit report; reviewing management’s administration of the system of internal accounting controls, and determining all compensation amounts. Since the Company does not have an audit committee, the Company has not designated an audit committee financial expert. The Company does not currently have a written audit committee charter or a compensation committee charter or any similar documents.

Code of Ethics

The Company has not adopted a code of ethics that applies to its principal executive officer or principal financial officer, or persons performing similar functions. The Board of Directors has not adopted such a code due to the Company's limited size, limited resources, and small number of executive officers and employees. The Company intends to consider the adoption of a code of ethics as its operations and resources permit.

Item 11. Executive Compensation

EXECUTIVE COMPENSATION SUMMARY COMPENSATION TABLE

Executive Compensation

As shown in the following table, the Company did not pay any cash compensation to, grant any equity awards to, or otherwise compensate any of its executive officers during the fiscal year ended February 28, 2026.

Name and Principal Position	Period	Salary ($)	Bonus ($)	Stock Awards ($)*	Option Awards ($)*	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Adam Reiser Founder, CEO, Director	2026	0	0	0	0	0	0	0	0
John Polyak CFO	2026	0	0	0	0	0	0	0	0

Director Compensation

The Company did not pay any cash compensation, grant any equity awards, or provide any other compensation to its directors during the fiscal year ended February 28, 2026 for their service as directors.

Employment Agreements

The Company does not have employment agreements with any of its executive officers.

Outstanding Equity Awards

No executive officer or director held any outstanding stock options, warrants, restricted stock awards, or other equity awards granted by the Company as of February 28, 2026.

The Company has not awarded or granted stock options to any counterparty and does not intend to do so. The Company has therefore not adopted policies and practices on the timing of awards of options in relation to the disclosure of material nonpublic information by the issuer.

Insider Trading Policies

Effective August 28, 2025, a change in control of the Company occurred through the purchase by a group of a majority of the Company’s outstanding shares of Common Stock, together with corresponding changes in the Board of Directors and executive officers. Because management and control of the Company changed, the Company’s adopting updated insider trading policies and procedures governing the purchase, sale and/or other dispositions of Company Common Stock by directors, officers, and employees or the Company itself has not occurred as of the current time. The Company is undertaking appropriate study and consultation with professionals to develop these policies and procedures.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information regarding the beneficial ownership of the Company's Common Stock as of May 31, 2026 by (i) each person known by the Company to beneficially own more than 5% of the outstanding Common Stock, (ii) each director and executive officer, and (iii) all directors and executive officers as a group. The Company does not have any outstanding warrants, options or other securities exercisable for or convertible into shares of Common Stock.

Name and Address of Beneficial Owner	Number	Percent
Tax Credits International, Inc 355 Harbour Drive Humacao PR 00791	9,370,600	52.17%
L.R. Navigate Capital, LP 700 W. Pender Street Vancouver, BC V6C1G8 Canada	1,708,800	9.51%
Aspire Heights, LLC 602 Tomichi Trail Lakeway, TX 78738	1,440,000	8.02%
Yinghua Yang 1405-924 14th Ave SW Calgary AB T2R0N7 Canada	1,440,000	7.8%

(1) Beneficial ownership has been determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934. Except as otherwise indicated and subject to applicable community property laws, the Company believes that each stockholder identified in the table possesses sole voting and investment power with respect to the shares shown as beneficially owned.

(2) Percentage ownership is based upon 17,964,960 shares of the Company's common stock outstanding as of May 31, 2026.

(3) Ms. Michelle Tan, the Company's Executive Vice President and a director, beneficially owns 700,000 shares of common stock, representing approximately 3.90% of the outstanding shares of common stock. No other executive officer or director beneficially owns any shares of the Company's common stock.

(4) All executive officers and directors as a group (seven persons) beneficially own 700,000 shares of common stock, representing approximately 3.90% of the outstanding shares of common stock.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

No transactions requiring disclosure.

Item 14. Principal Accountant Fees and Services.

The following table sets forth the fees billed to the our Company for the years ended February 28, 2025 and February 29, 2024 for professional services rendered by Boladale Lawal & Co. and the Company’s former independent auditors (BF Borgers CPA PC and Gries and Associates, LLC):

Fees	2026	2025
Audit Fees	$–	$21,662
Audit Related Fees	–	–
Tax Fees	–	–
Other Fees	–	–
Total Fees	$–	$21,662

PART IV

Item 15. Exhibits and Financial Statement Schedules.

Exhibit No.	Description
23.1	Consent of Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).
32.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

Item 16. Form 10-K Summary.

None.

SIGNATURES

In accordance with the requirements of the Securities Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Made in usa inc.

Date: June 18, 2026	By:	/s/ Adam Reiser
Name: Adam Reiser Title: Chief Executive Officer (Principal Executive Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title	Date

/s/ Adam Reiser	Chief Executive Officer	June 18, 2026
Adam Reiser	(Principal Executive Officer)

/s/ John Polyak	Chief Financial Officer	June 18, 2026
John Polyak	(Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons as members of the Board of Directors of the registrant.

Signature	Capacity	Date

/s/ Adam Reiser	Director	June 18, 2026
Adam Reiser

/s/ Marty Martin	Director	June 18, 2026
Marty Martin

/s/ Pete Petropoulous	Director	June 18, 2026
Pete Petropoulous

/s/ Larry Light	Director	June 18, 2026
Larry Light

/s/ Lucille Sheehan	Director	June 18, 2026
Lucille Sheehan

