Form 10-Q
period 2026-05-31
MADE IN USA INC.
filed 2026-07-09
CIK 1977837

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended May 31, 2026

or

☐ Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission File Number: 000-56669

MADE IN USA INC.

(Exact name of registrant as specified in its charter)

(561) 221-3000

(Registrant’s telephone number, including area code)

___________________________

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 22,962,640 shares of Common Stock were issued and outstanding as of June 30, 2026.

i

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

Introduction to the business of the company post change in control

Made in USA Inc., a Nevada corporation (the “Company”), was formerly named Alixo-Yolloo Corporation and was engaged in developing and marketing software. On August 28, 2025 control of the Company changed by a purchase by a group of a majority of the Company’s outstanding Common Stock and a change in the Company’s executive officers and in the members of the Company’s Board of Directors.

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

The Company intends to specialize in the onshoring of industrial companies to help rebuild the United States’ manufacturing base and meet the demand for products manufactured in the USA. The Company intends to focus on acquiring technology and existing business operations overseas and reshoring those operations to the USA. The Company is also developing technology to assist in the tracking and authenticity of the origin of products for digital output, industry and agriculture, ensuring customers know the origin of the data and products they consume. The Company will provide validation and digital evidence so all parties can meet their compliance requirements.

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

ii

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

MADE IN USA INC.

CONDENSED BALANCE SHEETS

	May 31, 2026 (Unaudited)	February 28, 2026 (Audited)
ASSETS
Current Assets
Cash	$–	$–
Prepaid Expenses	–	1,250
Total Current Assets	–	1,250
Intangible Assets, Net	90,818	92,555
TOTAL ASSETS	$90,818	$93,805

LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current Liabilities
Accounts Payable	$–	$–
Deferred Revenue	–	–
Related Party Loan	622	622
Total Current Liabilities	622	622

Stockholders’ Equity (Deficit)
Common Stock, $0.001 par value, 75,000,000 shares authorized, 17,962,640 and 17,962,640 shares issued and outstanding as of May 31, 2026, and February 28, 2026, respectively	17,963	17,963
Additional Paid-In Capital	138,330	138,330
Accumulated Deficit	(66,097)	(63,110)
Total Stockholders’ Equity (Deficit)	90,196	93,183
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)	$90,818	$93,805

The accompanying notes are an integral part of these unaudited financial statements.

MADE IN USA INC.

CONDENSED STATEMENTS OF OPERATIONS

Three months ended May 31, 2026, and 2025

(Unaudited)

	Three months ended May 31, 2026	Three months ended May 31, 2025
INCOME
Sales	$–	$11,476
Total income	–	11,476
Cost of goods sold	–	–
Gross (Loss) profit	–	11,476

EXPENSES
General and administrative expenses	2,987	43,002
Total expenses	2,987	43,002

INCOME (LOSS) BEFORE TAX PROVISION	(2,987)	(31,526)

INCOME TAX EXPENSE	–	–

NET INCOME (LOSS)	$(2,987)	$(31,526)

WEIGHTED AVERAGE SHARES OUTSTANDING, BASIC AND DILUTED	17,962,640	6,695,000

BASIC AND DILUTED NET LOSS PER SHARE	$(0.00)	$(0.00)

The accompanying notes are an integral part of these unaudited financial statements.

MADE IN USA INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

Three months ended May 31, 2026, and 2025

(Unaudited)

	Common Stock		Additional Paid-in-	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance as of February 28, 2025	6,695,000	$6,695	$32,205	$(33,500)	$5,400

Net loss for the period	–	–	–	(31,526)	(31,526)
Balance as of May 31, 2025	6,695,000	$6,695	$32,205	$(65,026)	$(26,126)

Balance as of February 28, 2026	17,962,640	$17,963	$138,330	$(63,110)	$93,183

Net loss for the period	–	–	–	(2,987)	(2,987)
Balance as of May 31, 2026	17,962,640	$17,963	$138,330	$(65,026)	$90,196

The accompanying notes are an integral part of these unaudited financial statements.

MADE IN USA INC.

CONDENSED STATEMENTS OF CASH FLOWS

Three months ended May 31, 2026, and 2025

(Unaudited)

	Three months ended May 31, 2026	Three months ended May 31, 2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(2,987)	$(31,526)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	2,987	1,337
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	–	–
Decrease (increase) in assets in progress	–	–
Decrease (increase) in prepaid expenses	–	24,500
Increase (decrease) in accounts payable	–	11,671
Increase (decrease) in deferred revenue	–	14,680
Net cash flows used in operating activities	–	20,662

CASH FLOWS FROM INVESTING ACTIVITIES
Intangible assets	–	(24,000)
Net cash flows used in investing activities	–	(24,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Conversion of related-party loan into additional paid-in capital	–	–
Proceeds from related-party loan	–	6,154
Repayments on related-party loan	–	–
Net cash flows provided by financing activities	–	6,154

NET INCREASE (DECREASE) IN CASH	$–	$2,816

CASH, BEGINNING OF PERIOD	$–	$13,861

CASH, END OF PERIOD	$–	$16,677

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$–	$–
Cash paid for income tax	$–	$–

The accompanying notes are an integral part of these unaudited financial statements.

MADE IN USA INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

MAY 31, 2026

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

The Company has generated limited revenues since inception and has shifted its business model and currently has not generated revenues in the three months ending May 31, 2026 while it incurred a loss of ($2,987) and ($31,526) for the three months ended May 31, 2026, and 2025, respectively. The Company has incurred losses since inception resulting in an accumulated deficit of ($66,097) as of May 31, 2026, and further losses are anticipated in the development of its business. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

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

The results for the three months ending May 31, 2026, are not necessarily indicative of the expected results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended February 28, 2026, filed with the Securities and Exchange Commission.

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

Step 2: Identify the performance obligations in the contract

Step 3: Determine the transaction price

Step 4: Allocate the transaction price to the performance obligations in the contract

Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation

The Company had generated revenue by selling API packages.

The Company recognized revenue when title, ownership, and risk of loss pass to the customer, all of which occurs upon shipment or delivery of the product. There are no additional performance obligations. The transaction price is fixed in the invoice. Payment is generally made prior to the services being provided. If deposits are received prior to services being rendered, the Company recognizes deferred revenue until the services are completed.

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

As of May 31, 2026, and February 28, 2026, the Company had 17,962,640 and 17,962,640 shares issued and outstanding, respectively.

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

From inception to May 31, 2026, the Company’s former director advanced the Company $117,393 to cover the Company’s operating expenses with the full amount of $117,393 that was repaid on or prior to the change of control date of August 28, 2025 and a subsequent small related party loan of $622 was made in the period November 30, 2025. The loan is non-interest bearing, due upon demand and unsecured.

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

Amortization expense of capitalized software and website development costs was $1,737 and $1,337 for the three months ended May 31, 2026, and 2025, respectively.

The Company had the following intangible assets as of May 31, 2026, and February 28, 2026:

	As of May 31, 2026	As of February 28, 2026
Application Code	$17,820	$17,820
AI Mood Matching API Module	24,000	24,000
Song Database	14,000	14,000
Sound Fingerprints Database	16,000	16,000
Website Development Costs	32,400	32,400
Accumulated Amortization	(13,402)	(11,665)
Intangible Assets, Net	$90,818	$92,555

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Contractual Commitments

The Company has entered into no contractual commitments as of May 31, 2026.

Litigation

The Company was not subject to any legal proceedings during the period from January 17, 2019 (Inception) to May 31, 2026, and no legal proceedings are currently pending or threatened to the best of our knowledge.

NOTE 8 – INCOME TAX PROVISION

As of May 31, 2026, the Company had net operating loss (“NOL”) carryforwards for Federal income tax purposes of $66,097 that may be offset against future taxable income. No tax benefit has been recorded with respect to these net operating loss carry-forwards in the accompanying financial statements as the management of the Company believes that the realization of the Company’s net-deferred tax assets of approximately $13,880 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by the full valuation allowance.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards. A full valuation allowance has been recorded against these deferred tax assets because management believes it is not more likely than not that the deferred tax assets will be realized.

Components of deferred tax assets are as follows:

	Three Months Ended May 31, 2026	Year Ended February 28, 2026
Net Deferred Tax Asset Non-Current:
Net Operating Loss Carry-Forward	$66,097	$63,110
Effective tax rate	21%	21%
Expected Income Tax Benefit from NOL Carry-Forward	13,880	13,253
Less: Valuation Allowance	(13,880)	(13,253)
Deferred Tax Asset, Net of Valuation Allowance	$–	$–

The actual tax benefit at the expected rate of 21% differs from the expected tax benefit for the three months May 31, 2026 and the year ended February 28, 2026 as follows:

	Three Months Ended May 31, 2026	Rate		Year Ended February 28, 2026	Rate

Federal statutory tax benefit	$(627)	(21%	)	$(6,218)	(21%	)
Change in valuation allowance	627	21%		6,218	21%
Actual tax expense (benefit)	$–	0%		$–	0%

Jurisdiction	Taxes Paid
Federal	$0
State	$0
Foreign	$0

NOTE 9 – SUBSEQUENT EVENTS

Acquisition of Assets

On June 26, 2026, Made in USA Inc. the Company acquired intellectual property and other assets from Made in USA One LLC, a Wyoming limited liability company (“Seller”). The assets acquired are described below under “Description of Acquired Assets.” The Company and the Seller are affiliates by virtue of being under common control.

In the transaction the Company issued the Seller 5,000,000 shares of its common stock as the sole consideration for the acquired assets. No cash consideration was paid. The shares are restricted securities under the Securities Act of 1933, as amended, and are subject to the resale limitations of Rule 144.

Description of Acquired Assets

The acquired assets constitute the core operating infrastructure for a technology-enabled Made in USA verification, certification, and supply-chain transparency platform, and include:

•	65 premium domain names and digital properties
•	Brand assets and common law rights associated with Made in USA names, including Made in USA Certified
•	AI-enabled verification tools
•	Blockchain infrastructure, including public and private XRPL (XRP Ledger) and Hyperledger frameworks
•	TPM (Trusted Platform Module) security capabilities for system integrity
•	ERP systems with IoT integration and modular DataWallet™ technology
•	Nutrient Credit documentation capabilities for environmental and U.S. water quality program workflows
•	Well-known/ai platform capabilities for AI-readable website accuracy and machine-readable information publishing
•	Full digital and operational infrastructure, including servers, co-location, email systems, and content platforms
•	Other assets related to the foregoing

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

The change in control occurred on August 28, 2025. The financial information contained herein reflects the fact that the Company’s business prior to August 28, 2025 was development and sale of music software and after August 28, 2025 has become a development of a technology platform for certification.

Results of Operations for the three months ended May 31, 2026, compared to May 31, 2025:

Revenues

For the three months ended May 31, 2026, and 2025, the Company generated no revenue in the current period and sold the Application Programming Interface (API) packages provided on its website for $11,476 in the prior year

Operating expenses

Total expenses for the three months ended May 31, 2026, were $2,987 and $43,002 for the three months ended May 31, 2025, consisting of general and administrative expenses.

Net Losses

The company recorded a net income (loss) of ($2987) for the three months ending May 31, 2026, and ($31,526) for the three months ending May 31, 2025. The Company’s net income for the three months ended May 31, 2026, decreased compared to a net loss in the same period last year, primarily due to the factors discussed above.

Liquidity and Capital Resources

As of May 31, 2026, there was no cash reserves no reserves as of February 28, 2026 and our total liabilities were $622 and $622as of February 28, 2026. The available capital reserves of the Company are not sufficient for the Company to remain operational.

Shareholders’ equity (deficit) has decreased by ($2,365) totaling $90,818 as of May 31, 2026, from $93,183 as of February 31, 2026.

The Company has accumulated a deficit of ($66,097) as of May 31, 2026, compared to ($63,110) as of February 28, 2026, and further losses are anticipated in the development of its business. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

Net cash used in operating activities for the three months ended May 31, 2026, was $0 compared to $20,662 for the three months ended May 31, 2025.

Cash flows from investing activities for the three months ended May 31, 2026, was $0 compared to ($24,000 for the three months ended May 31, 2025.

Cash flows from financing activities for the three months ended May 31, 2026, was $0 compared to $6,154 for the three months ended May 312025.

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

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation as of May 31, 2026, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a–15(f) and 15d–15(e)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

During the period ending May 31, 2026, there were no pending or threatened legal actions against us.

Item 1A.	Risk Factors.

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

See Notes 4 and 9 following the financial statements, supra.

Item 3.	Defaults Upon Senior Securities.

Not Applicable.

Item 4.	Mine Safety Disclosures.

Not Applicable.

Item 5.	Other Information.

During the quarter ended May 31, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

MADE IN USA INC.

Date: July 9, 2026	By:	/s/ Adam Reiser
Name: Adam Reiser Title: Chief Executive Officer (Principal Executive Officer)

MADE IN USA INC.

Date: July 9, 2026	By:	/s/ John Polyak
Name: John Polyak Title: Chief Financial and Accounting Officer (Principal Financial Officer)

