Form 10-Q
period 2026-08-31
MADE IN USA INC.
filed 2026-10-13
CIK 1977837

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended August 31, 2026

or

☐ Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission File Number: 000-56669

MADE IN USA INC.

(Exact name of registrant as specified in its charter)

(561) 789-1139

(Registrant’s telephone number, including area code)

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 22,962,640 shares of Common Stock were issued and outstanding as of August 31, 2026.

ii

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

The Company is building a technology-based system leveraging blockchain, artificial intelligence (“AI”), and internet of things (“IoT”) technologies, to provide certification, transparency, and validation solutions for American-made products. The Company is also developing a business of reshoring industrial capacity to the United States, rebuilding U.S. manufacturing, and ensuring supply chain authenticity.

The Company maintains a technology platform for tracking, authenticity, and validation. The technology is built on the foundation of both enterprise resource planning and blockchain technology and offers an industry-leading approach for providing products with a digital identity. The technology has been developed and tested over multiple years and is an operational commercial solution.

iii

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

MADE IN USA INC.

CONDENSED BALANCE SHEETS

	August 31, 2026 (Unaudited)	February 28, 2026 (Audited)
ASSETS
Current Assets
Cash	$–	$–
Prepaid Expenses	–	1,250
Total Current Assets	–	1,250
Intangible/Other/Software Technology Assets, Net	25,089,081	92,555
TOTAL ASSETS	$25,089,081	$93,805

LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current Liabilities
Accounts Payable	$–	$–
Deferred Revenue	–	–
Related Party Loan	622	622
Total Current Liabilities	622	622

Stockholders’ Equity (Deficit)
Common Stock, $0.001 par value, 75,000,000 shares authorized, 22,962,640 and 17,962,640 shares issued and outstanding as of August 31, 2026, and February 28, 2026, respectively	22,963	17,963
Additional Paid-In Capital	25,133,330	138,330
Accumulated Deficit	(67,834)	(63,110)
Total Stockholders’ Equity (Deficit)	25,088,459	93,183
TOTAL LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)	$25,089,081	$93,805

The accompanying notes are an integral part of these unaudited financial statements.

MADE IN USA INC.

CONDENSED STATEMENTS OF OPERATIONS

Three and six months ended August 31, 2026, and 2025

(Unaudited)

	Three months ended August 31, 2026	Three months ended August 31, 2025	Six months ended August 31, 2026	Six months ended August 31, 2025
INCOME
Sales	$–	$24,460	$–	$35,936
Total income	–	24,460	–	35,936
Cost of goods sold	–	–	–	–
Gross (Loss) profit	–	24,460	–	35,936

EXPENSES
General and administrative expenses	1,737	15,795	4,724	58,797
Total expenses	1,737	15,795	4,724	58,797

INCOME (LOSS) BEFORE TAX PROVISION	(1,737)	8,665	(4,724)	(22,861)

INCOME TAX EXPENSE	–	–	–	–

NET INCOME (LOSS)	$(1,737)	$8,665	$(4,724)	$(22,861)

WEIGHTED AVERAGE SHARES OUTSTANDING, BASIC AND DILUTED	22,962,640	6,695,000	22,962,640	6,695,000

BASIC AND DILUTED NET LOSS PER SHARE	$(0.00)	$(0.00)	$(0.00)	$(0.00)

The accompanying notes are an integral part of these unaudited financial statements.

MADE IN USA INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

Three and six months ended August 31, 2026, and 2025

(Unaudited)

	Common Stock		Additional Paid-in-	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance as of February 28, 2025	6,695,000	$6,695	$32,205	$(33,500)	$5,400

Net loss for the period	–	–	–	(31,526)	(31,526)
Balance as of May 31, 2025	6,695,000	6,695	32,205	(65,026)	(26,126)

Cancellation of restricted shares	(3,000,000)	(3,000)	3,000	–	–
Cancellation of related party loan	–	–	117,393	–	117,393
Net income for the period	–	–	–	8,665	8,665
Balance as of August 31, 2025	3,695,000	$3,695	$152,598	$(56,361)	$99,932

Balance as of February 28, 2026	17,962,640	$17,963	$138,330	$(63,110)	$93,183

Net loss for the period	–	–	–	(2,987)	(2,987)
Balance as of May 31, 2026	17,962,640	17,963	138,330	(66,097)	90,196

Issued shares to common control for assets	5,000,000	5,000	24,995,000	–	25,000,000
Net loss for the period	–	–	–	(1,737)	(1,737)
Balance as of August 31, 2026	22,962,640	$22,963	$25,133,330	$(67,834)	$25,088,459

The accompanying notes are an integral part of these unaudited financial statements.

MADE IN USA INC.

CONDENSED STATEMENTS OF CASH FLOWS

Six months ended August 31, 2026, and 2025

(Unaudited)

	Six months ended August 31, 2026	Six months ended August 31, 2025
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(4,724)	$(22,861)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	4,724	3,074
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	–	–
Decrease (increase) in assets in progress	(25,000,000)	–
Decrease (increase) in prepaid expenses	–	21,875
Increase (decrease) in accounts payable	–	(26,528)
Increase (decrease) in deferred revenue	–	(9,780)
Net cash flows used in operating activities	$(25,000,000)	$(34,220)

CASH FLOWS FROM INVESTING ACTIVITIES
Intangible assets	25,000,000	(24,000)
Net cash flows used in investing activities	$25,000,000	$(24,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Conversion of related-party loan into additional paid-in capital	–	117,392
Proceeds from related-party loan	–	44,359
Repayments on related-party loan	–	(117,392)
Net cash flows provided by financing activities	$–	$44,359

NET INCREASE (DECREASE) IN CASH	$–	$(13,861)

CASH, BEGINNING OF PERIOD	$–	$13,861

CASH, END OF PERIOD	$–	$–

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$–	$–
Cash paid for income tax	$–	$–

The accompanying notes are an integral part of these unaudited financial statements.

MADE IN USA INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

AUGUST 31, 2026

(Unaudited)

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

Organization

The Company’s current business, structure, and management arose from a change in control effective August 28, 2028. See “Introduction to the Business of the Company Post Change in Control” supra.

Acquisition of Assets of Made in USA One LLC

On June 26, 2026, the Company acquired intellectual property and other assets from Made in USA One LLC, a Wyoming limited liability company (the “Seller”). The Company and the Seller are affiliates by virtue of being under common control. The Company issued the Seller 5,000,000 shares of its common stock as the sole consideration, and no cash was paid. The shares are restricted securities under the Securities Act of 1933, as amended, and are subject to the resale limitations of Rule 144. The acquisition was reported in the Company’s Current Report on Form 8-K dated June 26, 2026.

The acquired assets constitute the core operating infrastructure for a Made in USA verification, certification and supply-chain transparency platform. They include 65 domain names and digital properties; brand assets and common law rights associated with Made in USA names; AI-enabled verification tools; public and private blockchain infrastructure built on the XRP Ledger and Hyperledger frameworks; Trusted Platform Module (“TPM”) security capabilities; enterprise resource planning systems with internet of things (“IoT”) integration and modular DataWallet™ technology; Nutrient Credit documentation capabilities; and related digital and operational infrastructure. The Seller’s Made in USA and Product of USA certification programs, its US DATA Certification program, its progressive web application (“PWA”) and its affiliate network came to the Company in the acquisition.

Description of Business

The Company is a technology company that verifies and certifies the origin of products, food and data. The verification/certification platform which the Company calls VRP, combines three technologies. Artificial intelligence (“AI”) is used for document review, claim analysis, product recognition and risk scoring. Blockchain is used in two forms: Hyperledger Fabric for private, permissioned attestation of data, and the XRP Ledger for public-facing data. IoT devices, including field sensors and livestock tags, capture evidence at the source.

The Seller was established in 2004 and has certified Made in USA and Product of USA goods for more than 20 years. Its certification programs rely on an independent audit of each applicant’s evidence rather than on self-certification by the applicant. The Company is veteran-owned and is registered in the federal System for Award Management (CAGE code 8JSY1). Its common stock is quoted on the OTCID Basic Market under the symbol “USDW.”

How Verification Works

VRP is designed to turn an origin or data claim into evidence that any person can check. Records are captured at the source by sensors, livestock tags, the camera of the PWA, laboratory reports and supplier documents, and each record is assigned a unique identifier, a time, a location and a cryptographic fingerprint that changes if the record is altered. Each computer in the Company’s network carries a TPM security chip that is checked at regular intervals to confirm that the computer is running only approved software. Fingerprints of the records are anchored to a permissioned Hyperledger Fabric ledger, while the underlying private data remains private. Public facts, such as the status of a certificate, are published to the XRP Ledger. AI models compare claims against evidence and flag missing or conflicting documentation, and human auditors make the final certification decision. Each certificate carries a QR code that any person may scan to see the certificate’s status and evidence path.

Products and Services

The Company offers, or is developing, the following products and services, which are generally priced as an initial audit or assessment fee plus a recurring monthly fee. The following products/services are at varying stages of development.

Product of USA farm certification follows the U.S. Department of Agriculture (“USDA”) labeling rule that took effect January 1, 2026, under which meat, poultry and egg products labeled “Product of USA” must come from animals born, raised, slaughtered and processed in the United States. VRP is designed to create the records needed to substantiate the claim. Published prices range from $240 per month for the smallest farms to a $100,000 program fee plus $5,000 per month for the largest.

Made in USA certification serves manufacturers, which map each product, its bill of materials, supplier origins and labels against the FTC’s “all or virtually all” standard. Published audit prices range from $1,500 to $100,000, plus monthly fees.

US DATA Certified documents where connected devices, vehicles, drones, network equipment and components send the data they generate, with continuous monitoring. Published entry pricing is approximately $135,000.

Regenerative farm verification maintains the assessment, practice and soil-test records required under USDA’s Regenerative Pilot Program. Soil samples are collected by a network of independent local testers dispatched through the PWA, with each transfer of a sample scanned and time-stamped.

Defense Supplier Readiness organizes a supplier’s identity, product, origin and compliance evidence for government buyers and prime contractors. Under its reshoring program, the Company intends to acquire production lines overseas and relocate them to the United States. No such acquisition has been completed.

A mobile PWA service is also in development. When operating the mobile PWA would allow a consumer to scan a product code to check the product’s origin, certification and ingredients, to receive alerts about ingredients and product recalls, and to track changes in package size and price.

The products and services described above are in the development stage. There can be no assurance that these products and services will be developed to the point of being operational.

Regulatory and Market Factors

Management believes that demand for the Company’s services is driven by federal origin-labeling rules, including USDA’s Product of USA rule, the FTC’s Made in USA Labeling Rule and the Food and Drug Administration’s food traceability rule; by federal domestic-content requirements, including the Buy American Act and the Berry Amendment; by USDA’s Regenerative Pilot Program, each contract under which requires soil testing and practice records; and by consumer concern about product origin, recalls, ingredients and the collection of data by connected devices. The Company uses the terms USA, US and United States, rather than “America,” because management believes those terms describe a single country of origin that can be proven.

Stage of Operations

The Company is at an early stage in its new business. The markets in which the Company operates include established certification firms, industrial IoT providers and supply-chain software vendors, many of which have substantially greater resources than the Company. The Company does not grant government approvals or guarantee regulatory compliance.

NOTE 2 – GOING CONCERN

The financial statements have been prepared on a going-concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.

The Company has generated limited revenues since inception and has shifted its business model and currently has not generated revenues in the six months ending August 31, 2026 while it incurred a loss of ($4,724) and ($22,861) for the six months ended August 31, 2026, and 2025, respectively. The Company has incurred losses since inception resulting in an accumulated deficit of ($67,834) as of August 31, 2026, and further losses are anticipated in the development of its business. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars. The Company’s fiscal year end is February 28.

The results for the six months ending August 31, 2026, are not necessarily indicative of the expected results of operations for the full year. These financial statements and related footnotes should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended February 28, 2026, filed with the Securities and Exchange Commission.

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

On June 26, 2026, the Company acquired intellectual property and other assets (see NOTE 6 Intangible Assets) from Made in USA One LLC, a Wyoming limited liability company (the “Seller”). See NOTE 1 Acquisition of Assets of Made in USA One LLC . In that sale the Company issued the Seller 5,000,000 shares at a value of $5.00 a share for a total value of $25,000,000 of its common stock as the sole consideration for the acquired assets.

As of August 31, 2026, and February 28, 2026, the Company had 22,962,640 and 17,962,640 shares issued and outstanding, respectively.

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

From inception to August 31, 2026, the Company’s former director advanced the Company $117,393 to cover the Company’s operating expenses with the full amount of $117,393 that was repaid on or prior to the change of control date of August 28, 2025 and a subsequent small related party loan of $622 was made in the period November 30, 2025. The loan is non-interest bearing, due upon demand and unsecured.

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

Amortization expense of capitalized software and website development costs was $3,474 and $3,074 for the six months ended August 31, 2026, and 2025, respectively.

On June 26, 2026 the Company acquired intellectual property and other assets from Made in USA One LLC, a Wyoming limited liability company (“Seller”). The assets acquired are described below under “Description of Acquired Assets.” The Company and the Seller are affiliates by virtue of being under common control.

In the transaction the Company issued the Seller 5,000,000 shares at a value of $5.00 a share for a total value of $25,000,000 of its common stock as the sole consideration for the acquired assets. No cash consideration was paid. The shares are restricted securities under the Securities Act of 1933, as amended, and are subject to the resale limitations of Rule 144.

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

The Company did not place the assets in service during the fiscal quarter ended August 31, 2026 and is engaging a firm to properly allocate and classify these assets as soon as possible.

The Company had the following intangible assets as of August 31, 2026, and February 28, 2026:

	As of May 31, 2026	As of February 28, 2026
Intangible/Other/Software Technology Acquired Assets	$25,000,000	$–
Application Code	17,820	17,820
AI Mood Matching API Module	24,000	24,000
Song Database	14,000	14,000
Sound Fingerprints Database	16,000	16,000
Website Development Costs	32,400	32,400
Accumulated Amortization	(15,139)	(11,665)
Intangible Assets, Net	$25,089,081	$92,555

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Contractual Commitments

The Company has entered into no contractual commitments as of August 31, 2026.

Litigation

The Company was not subject to any legal proceedings during the period from January 17, 2019 (Inception) to August 31, 2026, and no legal proceedings are currently pending or threatened to the best of our knowledge.

NOTE 8 – INCOME TAX PROVISION

As of August 31, 2026, the Company had net operating loss (“NOL”) carryforwards for Federal income tax purposes of $66,097 that may be offset against future taxable income. No tax benefit has been recorded with respect to these net operating loss carry-forwards in the accompanying financial statements as the management of the Company believes that the realization of the Company’s net-deferred tax assets of approximately $13,880 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are offset by the full valuation allowance.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards. A full valuation allowance has been recorded against these deferred tax assets because management believes it is not more likely than not that the deferred tax assets will be realized.

Components of deferred tax assets are as follows:

	Six Months Ended August 31, 2026	Year Ended February 28, 2026
Net Deferred Tax Asset Non-Current:
Net Operating Loss Carry-Forward	$67,834	$63,110
Effective tax rate	21%	21%
Expected Income Tax Benefit from NOL Carry-Forward	14,245	13,253
Less: Valuation Allowance	(14,245)	(13,253)
Deferred Tax Asset, Net of Valuation Allowance	$–	$–

The actual tax benefit at the expected rate of 21% differs from the expected tax benefit for the six months ended August 31, 2026 and the year ended February 28, 2026 as follows:

	Six Months Ended August 31, 2026	Rate		Year Ended February 28, 2026	Rate
Federal statutory tax benefit	$(992)	(21%	)	$(6,218)	(21%	)
Change in valuation allowance	992	21%		6,218	21%
Actual tax expense (benefit)	$–	0%		$–	0%

Jurisdiction	Taxes Paid
Federal	$0
State	$0
Foreign	$0

NOTE 9 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events from February 26, 2026, to the date the financial statements were issued and has determined that there are no items to disclose other than the ongoing engaging a firm to properly allocate and classify the aforementioned June 26, 2026 acquisition of intangible/other/software/technology assets.

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

Results of Operations for the six months ended August 31, 2026, compared to August 31, 2025:

Revenues

For the six months ended August 31, 2026, and 2025, the Company generated no revenue in the current period and sold the Application Programming Interface (API) packages provided on its website for $35,936 in the prior year

Operating expenses

Total expenses for the six months ended August 31, 2026, was $4,724 and for the six months ended August 31, 2025, it totaled $58,797 consisting of general and administrative expenses.

Net Losses

The company recorded a net income (loss) of ($4,724) for the six months ending August 31, 2026, and ($22,861) for the six months ending August 31, 2025.

Liquidity and Capital Resources

As of August 31, 2026, there was no cash reserves no reserves as of February 28, 2026 and our total liabilities were $622 and $622 as of February 28, 2026. The available capital reserves of the Company are not sufficient for the Company to remain operational.

Shareholders’ equity (deficit) has decreased by ($4,724) totaling $88,459 as of August 31, 2026, from $93,183 as of February 31, 2026.

The Company has accumulated a deficit of ($67,834) as of August 31, 2026, compared to ($63,110) as of February 28, 2026, and further losses are anticipated in the development of its business. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern.

Net cash used in operating activities for the six months ended August 31, 2026, was $0 compared to ($34,220) for the six months ended August 31, 2025.

Cash flows from investing activities for the six months ended August 31, 2026, was $0 compared to ($24,000) for the six months ended August 31, 2025.

Cash flows from financing activities for the three months ended August 31, 2026, was $0 compared to $44,359 for the six months ended August 31, 2025.

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

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation as of August 31, 2026, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a–15(f) and 15d–15(e)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during our most recent quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

During the period ending August 31, 2026, there were no pending or threatened legal actions against us.

Item 1A.	Risk Factors.

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

See Notes 4 and 9 following the financial statements, supra.

Item 3.	Defaults Upon Senior Securities.

Not Applicable.

Item 4.	Mine Safety Disclosures.

Not Applicable.

Item 5.	Other Information.

During the quarter ended August 31, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

MADE IN USA INC.

Date: October 13, 2026	By:	/s/ Adam Reiser
Name: Adam Reiser Title: Chief Executive Officer (Principal Executive Officer)

MADE IN USA INC.

Date: October 13, 2026	By:	/s/ John Polyak
Name: John Polyak Title: Chief Financial and Accounting Officer (Principal Financial Officer)

